Form 10-K
period 2013-12-31
SOUNDSTORM DIGITAL, INC.
filed 2014-04-14
CIK 1572422

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2013

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period from __________ to __________

Commission File Number: 333-189112

SOUNDSTORM DIGITAL, INC.
(Name of small business issuer in its charter)

Nevada	45-2132887
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

Suite 1500 - 885 West Georgia Street Vancouver, British Columbia, Canada	V6C 3E8
(Address of principal executive offices)	(Zip code)

Issuer’s telephone number: (604) 861-8980

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

None	None

Securities Registered Pursuant to Section 12(g) of the Act:

None
(Title of class)

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes [   ]   No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [X]   No [   ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [   ]   No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [   ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes [X]   No [   ]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the most recent price at which the common equity was sold: $0 as of June 30, 2013.

The number of shares outstanding of each of the issuer's classes of common equity, as of April 14, 2014 was 31,900,000.

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act").  The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

None.

Transitional Small Business Disclosure Format (Check one): Yes [   ] No [X]

SOUNDSTORM DIGITAL, INC.

FORM 10-K

For the year ended December 31, 2013

FORWARD LOOKING STATEMENTS

This Annual Report contains forward-looking statements about our business, financial condition and prospects that reflect our management’s assumptions and beliefs based on information currently available.  We can give no assurance that the expectations indicated by such forward-looking statements will be realized.  If any of our assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, our actual results may differ materially from those indicated by the forward-looking statements.

The key factors that are not within our control and that may have a direct bearing on operating results include, but are not limited to, acceptance of our services, our ability to expand our customer base, managements’ ability to raise capital in the future, the retention of key employees and changes in the regulation of our industry.

There may be other risks and circumstances that management may be unable to predict.  When used in this report, words such as,  "believes,"  "expects," "intends,"  "plans,"  "anticipates,"  "estimates" and similar expressions are intended to identify and qualify forward-looking statements, although there may be certain forward-looking statements not accompanied by such expressions.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Business Development and Summary

Soundstorm Digital, Inc. was incorporated in the State of Nevada on May 9, 2011 with plans to design, develop and launch a vertical music media portal to enrich the experience of visitors as they discover, explore and enjoy the digital world of music from internet, social media and mobile platforms.

During the years ended December 31, 2013 and 2012, we incurred net losses of $62,443 and $36,865, respectively.  Since our inception on May 9, 2011 to December 31, 2013, we have accumulated losses of $100,098.  As of December 31, 2013, we had $24,344 in total liabilities and cash on hand in the amount of $22,746.  We have yet to commence our planned operations.  As of the date of this registration statement, we have had only limited start-up operations and generated no revenues.  Taking these facts into account, our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern in the independent registered public accounting firm’s report to the financial statements included in the annual report.  If our business fails, the investors in this offering may face a complete loss of their investment.  For a detailed “Management’s Discussion and Analysis” and “Plan of Operations,” please refer to 34.

Our mailing address is Suite 1500 - 885 West Georgia Street, Vancouver, British Columbia V6C 3E8.

Our fiscal year end is December 31.

Business of Issuer

Principal Services and Principal Markets

Soundstorm believes that customers are seeking an easy to use internet and mobile portal which guides them to their desired music and media content quickly and intuitively.  In furtherance of this goal, we intend to develop a music and media portal to aggregrate, consolidate and enable easier access to and use of varying content.  As part of this platform, Soundstorm’s particular interest has initially and currently been drawn to the brandnames “Soundstorm” and  “Anytunes”.   The company, as well, is continually looking for additional opportunities.  It is management’s intent to negotiate a definitive license agreement for the Anytunes brand and domains, on terms yet to be defined.   Efforts toward this end-result are underway.  (eg: “Anytunes.com,” “Anytunes.ca,” “Anytunes.co.uk,” “Anytunes.biz,” “Anytunes.us,” “Anytunes.org” and “Anytunes.info.”).

We intend to enter the digital media industry by initially developing a portal that will enable consumers to access a broad array of content and resources related to the music and related media industry.  Soundstorm’s platform will aggregate and post various music related content (eg: in categories such as music providers, music discovery and music review) and provide intuitive interfaces from which users can easily navigate to (eg: listen, read, generate or play games with) and share content and can develop a social community for common content interests.

Music Providers	Music Discovery	Music Review

Streaming music	New styles of music	Reviewing music performances

Downloading music User generated sites	Live Performances	Reviewing music recordings

Internet Radio	Tutorials & Blogs for new users navigating digital music	Blogs reviewing music performances and features

Music storage sites (cloud services)	Social media - eg: sharing	Review digital music devices

Our efforts are focused on raising capital to pursue our operations, negotiating the rights to web domains and brands, seeking application and content opportunities through avenues such as strategic partnership, joint-ventures or licensing;  and the development of our web-portal platform for internet and mobile user environments.  We have taken and will be pursuing the following steps toward the development of our business and launch of our Soundstorm platform:

1.

We have raised approximately $98,500 in gross proceeds from sales of our equity securities.  These funds are being used to facilitate our public listing process and for operating expenses.

2.

We plan to secure a number of web domains under the Soundstorm umbrella. No agreements have been entered into as of the date of this prospectus; however, management efforts are currently underway to negotiate a definitive license agreement for the Anytunes brand and domains.

Dependent on the timing and its ability to secure the license rights, the company plans to develop Soundstorm’s content portal, beginning with website and web-apps.  This entails contracting developer(s) to design and code software for features including: content acquisition and management such as streaming, publishing and loading of music and media content including from other multiple content providers and from user-generated sources; user interface that will draw high user behavior such as social media apps like community chat; streaming or purchase download of content; publishing of content; games; articles and reviews of music industry sources and related multi-media, which may come from Soundstorm  ( in place of or in addition to Anytunes or from other sources that the portal can aggregate and partner with; and integration of an e-commerce backend component that enables revenue branches (monetization strategies) that the company currently identifies as including: advertising, subscription, affiliate marketing and downloading for micropayments.

3.

In addition to internal development of the Soundstorm content platform, we are considering related and strategic businesses to establish relationships (eg: partnerships, JV’s, licensing opportunities) in areas other than the music and related digital media area to further aggregate content and grow the company.

Soundstorm believes that the music media portal concepts it plans to design will offer customers the depth, breadth and quality of content and the ease-of-use and vibrant experience customers are seeking. It also believes the diversity of the Soundstorm platform (as it is planning) can capitalize on the social community and revenue prospects of what is recently being referred to as the Third Generation of the Web, or Web 3.0, and its increasing convergence of social media and e-commerce.   We believe that customers will value the features of a portal because of its potential to enhance the customers’ ability to indulge their passion for the world of music and reduces the time and complexity of doing so.

Revenue Sources

We currently plan to generate revenue from three distinct streams: 1) Advertising; 2) Premium Subscriptions; and 3) Affiliate Marketing.

1.

Advertising Revenues: For advertising services, we can earn revenue as follows:

Banner advertising - Soundstorm earns revenue when an advertiser purchases advertising space within its website(s) and “impressions” are delivered.  An “impression” is delivered when an advertisement appears on our website and the page is viewed by members.

We plan to sell display and video advertising on our website.  It will offer for sale display ads, video ads, pop-ups and banner ads that are available in standard internet advertising formats.  Video within display ads can be auto or user initiated with either a click or mouseover.  Banners are available in all types, including Leaderboard, Skyscraper, and Menu placements.

The company plans to work with many of the leading online ad networks who specialize in delivering ads to users in its demographic.

2.

Premium Subscriptions

The company plans to give users the option to pay a fee to bypass downloading restrictions on the site due to bandwidth restrictions.  We plan to first offer free access to users, for limited content, to develop steady regular user habits for, and to establish brand presence of it brands such as Soundstorm and or Anytunes.  Fees for subscription services will be employed and offered at various phases of use depending on the type and the quantity of content desired by the user.  It will generate subscription revenue from weekly, monthly and annual premium subscriptions.

3.

Affiliate Marketing

The company plans to utilize online affiliate marketing programs whereby it exchanges revenue opportunities such as referral fee or commission revenues from conversions when a customer / site user has clicked an affiliate link and performs a desired action, such as making a purchase or opting-in for downloads or content access on the company’s properties or those in an affiliate relationships with it.  Revenue branches may vary, but in the most common forms Soundstorm thinks that the affiliate can be paid per click, not just for ad revenue (pay-per-click) but also for paid fee or commission when a product sale is made (pay-per-sale) or paid for lead generated (pay-per-lead) for sales and branding opportunities.

Industry Background and Competition

The Internet's online music, media and advertising markets in which Soundstorm's brand(s) will operates are rapidly evolving and intensely competitive, and we expect competition to intensify in the future.  We expect competition to increase because of the business opportunities presented by the growth of the Internet and e-commerce (eg: Web 3.0 concept).  Competition may also intensify as a result of industry growth, consolidation and a lack of substantial barriers to entry in our market.

Competitive parameters include the range of our product offerings, the performance and quality of our products and services, the reliability of our infrastructure, our expertise and experience in streaming media technology, our scalability and capacity, ease of use, the price of our services, our level of customer support and the marketing of our  brands.

The market for Soundstorm’s services is highly competitive.  The sector that we operate in is evolving and growing rapidly, and companies are continually introducing new products and services.  We expect to directly compete with business, including, but not limited to, the following:

•

Other music portal websites, such as Mashable.com, Allmusic.com, Worldmusiccentral.org, Metacritic.com, Purevoleum.com and Redferret.net

•

Other entertainment, news and content sites

•

Social networking sites

In many cases, competitors may have longer operating histories, more customers, greater financial strength, more name recognition, and larger technical staffs. These competitors may be able to attract customers more easily because of their financial resources and, awareness in the market and free subscriptions because of advertising revenue. Larger competitors may also devote substantially more resources to business development and may adopt more aggressive pricing policies.

Government Regulation

Like many companies, we are subject to existing and potential government regulation. There are, however, comparatively few laws or regulations specifically applicable to Internet businesses. Accordingly, the application of existing laws to Internet businesses, including Soundstorm's, is unclear in many instances. There remains significant legal uncertainty in a variety of areas, including, but not limited to: user privacy, the positioning of sponsored listings on search results pages, defamation, taxation, the provision of paid-search advertising to online gaming sites, the legality of sweepstakes, promotions and gaming sites generally, and the regulation of content in various jurisdictions.

Compliance with federal laws relating to the Internet and Internet businesses may impose upon us significant costs and risks, or may subject us to liability if we do not successfully comply with their requirements, whether intentionally or unintentionally. Specific federal laws that impact our business may include The Digital Millennium Copyright Act of 1998, The Communications Decency Act of 1996, The Children’s Online Privacy Protection Act of 1998 (including related Federal Trade Commission regulations), The Protect Our Children Act of 2008, and The Electronic Communications Privacy Act of 1986, among others. For example, the Digital Millennium Copyright Act, which is in part intended to reduce the liability of online service providers for listing or linking to third party websites that include materials that infringe the rights of others, was adopted by Congress in 1998. If we violate the Digital Millennium Copyright Act we could be exposed to costly and time-consuming copyright litigation.

There are a growing number of legislative proposals before Congress and various state legislatures regarding privacy issues related to the Internet generally. We are unable to determine if and when such legislation may be adopted. If certain proposals were to be adopted, our business could be harmed by increased expenses or lost revenue opportunities, and other unforeseen ways.

Number of total employees and number of full time employees

We rely exclusively on the services of our officers and directors, who have experience in various business segments and industries.  There are no other full- or part-time employees.  We believe that our operations are currently on a small scale that is manageable by these individuals.  We do not anticipate hiring employees over the next 12 months.

In the normal course of our business, we may be required to outsource projects or the client to a third-party consultant, whom we will have no direct oversight or control over.  Any such consultants will be non-salaried third-parties who will provide various professional services to us, such as website design, development, content acquisition and business advise.  These consultants will be independent and paid on a per-project basis and will not be considered employees. The company does not consider consulting arrangements to be of a material reporting nature unless compensation terms for such service agreements exceed $120,000 per year.

Reports to Security Holders

1.

We will furnish shareholders with annual financial reports certified by our independent registered public accountants.

2.

We are a reporting issuer with the Securities and Exchange Commission.  We file periodic reports, which are required in accordance with Section 15(d) of the Securities Act of 1933, with the Securities and Exchange Commission to maintain the fully reporting status.

3.

The public may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20002.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  Our SEC filings will be available on the SEC Internet site, located at http://www.sec.gov.

ITEM 1A. RISK FACTORS

Our management team does not have extensive experience in public company matters, which could impair our ability to comply with legal and regulatory requirements.

Our management team has had limited public company management experience or responsibilities.  This could impair our ability to comply with legal and regulatory requirements such as the Sarbanes-Oxley Act of 2002 and applicable federal securities laws including filing required reports and other information required on a timely basis.  There can be no assurance that our management will be able to implement and affect programs and policies in an effective and timely manner that adequately respond to increased legal, regulatory compliance and reporting requirements imposed by such laws and regulations.  Our failure to comply with such laws and regulations could lead to the imposition of fines and penalties and further result in the deterioration of our business.

Investors may lose their entire investment if we are unable to continue as a going concern.

Soundstorm Digital, Inc. was formed in May 2011.  We have a limited operational history on which you can evaluate our business and prospects.  We are a small company without guaranteed or recurring streams of revenues.  Our prospects must therefore be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of development and without significant operating history.  These risks include, without limitation, the absence of guaranteed long-term revenue streams, management that is inexperienced in managing a public company, a competitive market environment with numerous larger competitors and lack of brand recognition.  Soundstorm cannot guarantee that we will be successful in maintaining our presence in the digital music and media distribution industry or in accomplishing our objectives.  If our business fails, the investors in this offering may face a complete loss of their investment.

We may experience liquidity and solvency problems, which could impair our operations or force us out of business.

We have no long-term or contractual obligations with clients to provide for guaranteed future revenues.  Additionally, future expenditures may be higher than our management may anticipate and budget for, which could materially harm our business.  As such, we may experience liquidity and solvency problems.  Such liquidity and solvency problems may force us to go out of business if additional financing is not available.  We have no intention of liquidating.  In the event our cash resources are insufficient to continue operations, we intend to raise additional capital through offerings and sales of equity or debt securities.  In the event we are unable to raise sufficient funds, we will be forced to go out of business and will be forced to liquidate.  A possibility of such outcome presents a risk of complete loss of investment in our common stock.

The digital media industry is highly competitive, and we are in an unfavorable competitive position.

Our management believes we compete, in general, with numerous, more established companies providing digital media services.  In addition, certain companies may choose to use its own resources rather than engage an outside firm for the types of services we provide.  Many of our competitors may be significantly larger and have substantially greater financial, technical, marketing and other resources and significantly greater name recognition.  In addition to larger competitors, there are numerous smaller operations offering similar services.  It is also possible that new competitors or alliances among competitors will emerge in the future.  There can be no assurance that we will be able to compete successfully against present or future competitors or that competitive pressures will not force us to cease our operations.

We may not be able to attract or retain subscribers.

Consumer habits continuously change so we must consistently provide users/subscribers with an enhanced experience online.  Strategies of our competitors may eliminate any competitive advantage that we may have in procuring subscribers.  Our stage-by-stage roll-out might not be received favorably.  Word of mouth marketing that we are proposing to use means that keeping our existing users/subscribers satisfied is crucial as a negative review would be detrimental to building our business.

Subscription services such as ours are characterized by higher than normal churn rates.  Paid subscribers may cancel their subscriptions to our service for many reasons. If we are unable to add new paid subscribers and retain customers we may be unable to maintain a profitable business model.  Cancellations of subscriptions will affect our operations by reducing our revenues from both subscribers and advertisers and by potentially increasing our marketing expenditures to raise our subscriber base again.

We may be unable to develop or maintain our digital music portal.

We intend to contract content writers and website developers to create our digital music portal website. Due to the current demand for skilled technological content writers and developers, we may not be able to acquire suitable contractors, or they may not be available to us at an acceptable cost.  We will need to ensure that the candidates are qualified to develop a user-friendly portal.  If we are unable to acquire their services, we will not be able to complete the website and user-friendly interface, which is the most important aspect of our business development.

Soundstorm Digital, Inc. may lose its top management without employment agreements.

Our operations depend substantially on the skills and experience of our officers and directors, namely Geoffrey Lee, our President, Secretary, Treasurer and a Director, and James Drummond, a Director.  We have no other full- or part-time employees besides these two individuals.  Furthermore, we do not maintain key man life insurance on any of our sole officer or directors.  Without employment contracts, we may lose one or more of our officers and sole director to other pursuits without a sufficient warning and, consequently, go out of business.

Our sole officer and our directors are currently involved in other business opportunities and may face a conflict in selecting between our company and their other business interests.  We have not formulated a policy for the resolution of such conflicts.  Due to the loss of any or all of our officers and sole director to other pursuits without a sufficient warning we may, consequently, go out of business.

Failure by us to respond to changes in consumer preferences could result in lack of sales revenues and may force us out of business.

Our websites and online properties exist in an industry subject to:

•

rapid technological change;

•

the proliferation of new and changing media;

•

frequent new product and service introductions and updates; and

•

changes in customer demands.

Any of the above changes that we fail to anticipate could reduce the demand for our services and online properties, as well as any future products we may introduce in the future.  Failure to anticipate and respond to changes in consumer preferences and demands could lead to, among other things, customer dissatisfaction, failure to attract demand for our products and lower profit margins.

If we are unable to collect on our accounts receivables, our cash flows could be adversely affected.

Our business depends on our ability to successfully obtain payment from our clients of the amounts they owe us for work performed.  Our clients may experience periods of financial difficulty, and as a result, could cause clients to delay payments to us or default on their payment obligations to us.  Timely collection of accounts receivables also depends on our ability to complete our contractual commitments and bill and collect our contracted revenues.  If we are unable to meet our contractual requirements, we might experience delays in collection of and/or be unable to collect our client balances, and if this occurs, our results of operations and cash flows could be adversely affected.  In addition, if we experience an increase in the time to bill and collect for our services, our cash flows could be adversely affected.

Our network is subject to security and stability risks that could harm our business and reputation and expose us to litigation or liability.

Online and mobile commerce and communications depend on the ability to transmit confidential information and licensed intellectual property securely over private and public networks. Any compromise of our ability to transmit such information and data securely or reliably, and any costs associated with preventing or eliminating such problems, could harm its business. Online transmissions are subject to a number of security and stability risks, including:

•

its encryption and authentication technology, and access and security procedures, may be compromised, breached or otherwise be insufficient to ensure the security of customer information or our music content;

•

it could experience unauthorized access, computer viruses, system interference or destruction, “denial of service” attacks and other disruptive problems, whether intentional or accidental, that may inhibit or prevent access to its websites or use of its products and services;

•

someone could circumvent its security measures and misappropriate its, its partners’ or its customers’ intellectual property, interrupt our operations, or jeopardize its licensing arrangements, which are contingent on its sustaining appropriate security protections;

•

its computer systems could fail and lead to service interruptions;

•

it may be unable to scale its infrastructure with increases in customer demand; or

•

its network of facilities may be affected by a natural disaster, terrorist attack or other catastrophic events.

The occurrence of any of these or similar events could damage its business, hurt its ability to distribute products and services and collect revenue, threaten the proprietary or confidential nature of its technology, harm its reputation and expose it to litigation or liability. The company may be required to expend significant capital or other resources to protect against the threat of security breaches, hacker attacks or system malfunctions or to alleviate problems caused by such breaches, attacks or failures.

The company’s success depends on the scope of its intellectual property rights and not infringing the intellectual property rights of others.

Its success depends in part on its ability to:

•

obtain copyrights or trademarks or rights to copyrights or trademarks, where necessary, and to maintain their validity and enforceability;

•

operate without infringing upon the proprietary rights of others; and

•

prevent others from infringing on our proprietary rights.

The company will be able to protect its proprietary intellectual property rights from unauthorized use by third parties only to the extent that its proprietary rights are covered by valid and enforceable copyrights or trademarks.  Its inability to protect its proprietary rights could materially adversely affect its business prospects and profitability.  In addition, if litigation were to take place in connection with the enforcement of its intellectual property rights (or to defend third party claims of infringement against it), there can be no assurance that it would prevail.  Legal proceedings could result in substantial costs and diversion of management time and resources and could materially adversely affect its operations and our financial condition.

If a copyright or trademark infringement claim is brought against us for liabilities that are not covered or that exceed our insurance coverage, we could be forced to pay substantial damage awards, which could affect our profitability.

The marketing and webcasting of recorded music and video content, most of which have been created using the input of a number of creative personnel, including musicians, producers, mixers, film directors and others, may result in disputes over ownership of rights.  If a dispute arises challenging our ownership or other rights, we may be exposed to copyright and/or trademark claims by third parties.  We may not be able to maintain adequate insurance coverage at a commercially reasonable cost or in sufficient amounts or scope to protect us against potential losses.

In the event a copyright and/or trademark claim is brought against us:

•

we may be required to pay legal and other expenses to defend the claim, as well as uncovered damage awards resulting from a claim brought successfully against us; or

•

such party could secure injunctive or other equitable relief, which could effectively block our ability to make, use, sell, distribute or market our products.

If we fail to obtain necessary licenses or other rights to proprietary rights held by third parties, it could preclude the sale, manufacture, distribution or exhibition of our products and could materially adversely affect our revenue and profitability.  Defending any copyright and/or trademark claim or claims could require us to expend significant financial and managerial resources, which could have an adverse effect on our business operations and results of operations.

Our directors and officers are located in a non-United States jurisdiction and so you may have limited effective recourse against our management for misconduct and may not be able to enforce judgments and civil liabilities against our directors, officers and agents.

Our key directors and officers reside in Canada and any attempt to enforce liabilities upon such individual under the United States’ securities and bankruptcy laws may be difficult. It may be difficult for courts in the United States to obtain jurisdiction over these persons and, as a result, it may be difficult or impossible for you to enforce judgements rendered against us or our officers or directors in the United States’ courts.  Thus, investing in us may pose a greater risk because should any situation arise in the future in which you have a cause of action against these persons or us, you may face potential difficulties in bringing lawsuits, or if successful, in collecting judgments against these persons or us.

You may not be able to sell your shares in our company because there is no public market for our stock.

There is no public market for our common stock.  In the absence of being listed on a stock exchange or trading platform, no market is available for investors in our common stock to sell their shares.  We cannot guarantee that a meaningful trading market will develop.

If our stock ever becomes tradable, of which we cannot guarantee success, the trading price of our common stock could be subject to wide fluctuations in response to various events or factors, many of which are beyond our control.  In addition, the stock market may experience extreme price and volume fluctuations, which, without a direct relationship to the operating performance, may affect the market price of our stock.

Investors may have difficulty liquidating their investment because our stock will be subject to penny stock regulation.

The SEC has adopted rules that regulate broker/dealer practices in connection with transactions in penny stocks.  Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange system).  The penny stock rules require a broker/dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document prepared by the SEC that provides information about penny stocks and the nature and level of risks in the penny stock market.  The broker/dealer also must provide the customer with bid and offer quotations for the penny stock, the compensation of the broker/dealer, and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account.  In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from such rules, the broker/dealer must make a special written determination that a penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction.  These disclosure requirements may have the effect of reducing the level of trading activity in any secondary market for a stock that becomes subject to the penny stock rules, and accordingly, customers in Company securities may find it difficult to sell their securities, if at all.

We are currently considered a “shell company,” which limits the tradability of our shares.

We are, currently, considered a “shell company” within the meaning of Rule 12b-2 pursuant to the Securities Exchange Act of 1934 and Rule 405 pursuant to the Securities Act of 1933, in that we currently have nominal operations and nominal assets other than cash.  Accordingly, the ability of holders of our common stock to sell their shares may be limited by applicable regulations.  As a result of our classification as a shell company, our investors are not allowed to rely on the “safe harbor” provisions of Rule 144, promulgated pursuant to the Securities Act of 1933, so as not to be considered underwriters in connection with the sale of our securities until one year from the date that we cease to be a shell company.  This will likely make it more difficult for us to attract additional capital through subsequent unregistered offerings because purchasers of securities in such unregistered offerings will not be able to resell their securities in reliance on Rule 144, a safe harbor on which holders of restricted securities usually rely to resell securities.  Additionally, we may not register our securities on Form S-8 (an abbreviated form of registration statement).  We can provide no assurance or guarantee that we will cease to be a shell company and, accordingly, we can provide no assurance or guarantee that there will be a liquid market for our shares.  Resultantly, investors may not be able to sell their shares and may lose their entire investment.

All of our issued and outstanding common shares are restricted under Rule 144 of the Securities Act, as amended.  When the restriction on any or all of these shares is lifted, and the shares are sold in the open market, the price of our common stock could be adversely affected.

All of the presently issued and outstanding shares of common stock, aggregating 31,900,000 shares of common stock, are “restricted securities” as defined under Rule 144 promulgated under the Securities Act and may only be sold pursuant to an effective registration statement or an exemption from registration, if available.  Rule 144, as amended, is an exemption that generally provides that a person who has satisfied a six month holding period for such restricted securities may sell, within any three month period (provided we are current in our reporting obligations under the Exchange Act) subject to certain manner of resale provisions, an amount of restricted securities which does not exceed the greater of 1% of a company’s outstanding common stock or the average weekly trading volume in such securities during the four calendar weeks prior to such sale.  We are currently considered a “shell company” within the meaning of Rule 12b-2 pursuant to the Securities Exchange Act of 1934 and Rule 405 pursuant to the Securities Act of 1933, which limits the ability of holders of our common stock to sell their shares.  As a result of our classification as a shell company, our investors are not allowed to rely on the “safe harbor” provisions of Rule 144, promulgated pursuant to the Securities Act of 1933, so as not to be considered underwriters in connection with the sale of our securities until one year from the date that we cease to be a shell company.  Sales of shares by our shareholders, whether pursuant to Rule 144 or otherwise, may have an immediate negative effect upon the price of our common stock in any market that might develop.

Investors may be unable to sell their shares without complying with “Blue Sky” regulations.

Each state has its own securities laws, also known as blue sky laws, which, in part, regulates both the offer and sale of securities.  In most instances, offers or sales of a security must be registered or exempt from registration under these blue sky laws of the state or states in which the security is offered and sold.  The laws and filing or notification requirements tend to vary between and among states.  Sales by the selling shareholders may occur in California, Missouri and Nevada.  Apart from the States of California, Missouri and Nevada, we have not made any determinations as to where such resale transactions may or may not occur.  Resale transactions in any State except California, Missouri and Nevada require proper diligence on the part of the investor.  Investors should consult an attorney or a licensed investment professional prior to delving into blue sky laws.  Failure to comply with applicable securities regulations may lead to fines or imprisonment.

We are an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”), and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies.”  These exemptions include

1.

Not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act;

2.

Reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements; and

3.

Exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions.  If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We are choosing to take advantage of the extended transition period for complying with new or revised accounting standards.  As a result, our financial statements may not be comparable to those of companies that comply with public company effective dates.

We will remain an “emerging growth company” for up to five years.  However, we would cease to qualify as an emerging growth company if we:

1.

Generate annual gross revenues of $1.0 billion or more in a fiscal year;

2.

Issue, during the previous three-year period, more than $1.0 billion in non-convertible debt; or

3.

Become a “large accelerated filer,” defined by the SEC as a company with a word-wide public float of its common equity of $700 million or more.

Our common stock may not be transferable without meeting securities registration requirements or exemption therefrom.

We have not registered our securities in any jurisdiction and have not identified any exemptions from registration.  As a result, investors in our common stock may have difficulty selling their shares unless they are able to register their shares or find an exemption therefrom.  Furthermore, broker-dealers may be unwilling or unable to act on behalf of investors in our common stock unless or until the shares are registered, or an applicable exemption from registration is identified, in certain states in which our common stock may be offered or sold.

We have not paid any cash dividends and do not intend to pay any cash dividends for the foreseeable future.

We have never declared or paid any cash dividends on our common stock.  For the foreseeable future, we intend to reinvest any earnings in the development and expansion of our business, and do not anticipate paying any cash dividends on our common stock.  Any future determination to pay dividends will be at the discretion of the Board of Directors and will be dependent upon then existing conditions, including our financial condition and results of operations, capital requirements, contractual restrictions, business prospects and other factors that the board of directors considers relevant.  Therefore, there can be no assurance that any dividends on the common stock will ever be paid.

Special note regarding forward-looking statements

This prospectus contains forward-looking statements about our business, financial condition and prospects that reflect our management’s assumptions and beliefs based on information currently available.  We can give no assurance that the expectations indicated by such forward-looking statements will be realized.  If any of our assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, our actual results may differ materially from those indicated by the forward-looking statements.

The key factors that are not within our control and that may have a direct bearing on operating results include, but are not limited to, acceptance of our proposed services and the products we expect to market, our ability to establish a customer base, managements’ ability to raise capital in the future, the retention of key employees and changes in the regulation of our industry.

There may be other risks and circumstances that management may be unable to predict.  When used in this prospectus, words such as, “believes,” “expects,” “intends,” “plans,” “anticipates,” “estimates” and similar expressions are intended to identify and qualify forward-looking statements, although there may be certain forward-looking statements not accompanied by such expressions.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We use office space provided by Geoffrey Lee, an officer, at no charge to us.  The total useable space measures approximately 120 square feet.  Although we believe our current facilities are sufficient, we may require additional office space in the next 12 months, although we cannot be assured that such additional space will be available on reasonable terms, if at all.  There are currently no proposed programs for the renovation, improvement or development of the facilities we currently use.

Our management does not currently have policies regarding the acquisition or sale of real estate assets primarily for possible capital gain or primarily for income.  We do not presently hold any investments or interests in real estate, investments in real estate mortgages or securities of or interests in persons primarily engaged in real estate activities.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND MARKET INFORMATION FOR COMMON STOCK

Market information

As of the date of this report, there is no public market in our common stock.  Our securities are not listed on any exchange, thus no market for our shares exists and there is no assurance that one will develop.  To date, no effort has been made to obtain listing on any national securities exchange or association.  We have not approached any broker/dealers with regard to assisting us to apply for such listing.

As of the date of this prospectus, we have 31,900,000 shares of common stock issued and outstanding.  Of these shares, 7,000,000 will be freely tradable without restriction or further registration under the Securities Act, unless such shares are purchased by individuals who become “affiliates,” as that term is defined in Rule 144 under the Securities Act, which provide them, directly or indirectly, with control or the capacity to control us. The remaining 24,900,000 shares of common stock held by our existing stockholders are “restricted securities” as that term is defined in Rule 144 under the Securities Act. The shares making up the 24,900,000 were issued to and are currently held by Geoffrey Lee, an officer and director. As of the date of this annual report, all restricted shares are held by Mr. Lee. Restricted shares may be sold in the public market only if registered or if they qualify for an exemption from registration under Rule 144. As a result of the provisions of Rules 144, additional shares will be available for sale in the public market as follows:

1.

No restricted shares will be eligible for immediate sale on the date of this prospectus; and

2.

The remainder of the restricted shares will be eligible for sale from time to time thereafter upon expiration of their respective Rule 144 holding periods, subject to restrictions on such sales by affiliates.

Sales pursuant to Rule 144 are subject to certain requirements relating to the availability of current public information about us. A person (or persons whose shares are aggregated) who is not deemed to have been an affiliate of Soundstorm Digital at any time during the 90 days immediately preceding the sale and who has beneficially owned restricted shares for at least six months is entitled to sell such shares under Rule 144 without regard to the resale limitations.

Notwithstanding the above, because we are considered to be a “shell company,” as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended, shareholders may be unable to sell their shares in reliance on Rule 144, promulgated pursuant to the Securities Act of 1933, a safe harbor on which holders of restricted securities usually rely to resell securities, unless and until one year after we cease to be a shell company and have satisfied the requirements of Rule 144(i)(1)(2).

Holders

As of the date of this prospectus, Soundstorm Digital, Inc. has 31,900,000 shares of $0.0001 par value common stock issued and outstanding held by 35 shareholders of record.  Our Transfer Agent is  Empire Stock Transfer, Inc., 1859 Whitney Mesa Drive, Henderson, Nevada 89014, Phone: (702) 818-5898.

Dividends

We have never declared or paid any cash dividends on our common stock.  For the foreseeable future, we intend to retain any earnings to finance the development and expansion of our business, and do not anticipate paying any cash dividends on our common stock.  Any future determination to pay dividends will be at the discretion of the Board of Directors and will be dependent upon then existing conditions, including our financial condition and results of operations, capital requirements, contractual restrictions, business prospects and other factors that the board of directors considers relevant.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND PLAN OF OPERATIONS

Forward-Looking Statements

The statements contained in all parts of this document that are not historical facts are, or may be deemed to be, "forward-looking statements" within the meaning of  Section 27A of  the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Such forward-looking statements include, but are not limited to, those relating to the following: the Company's ability to secure necessary financing; expected growth; future operating expenses; future margins; fluctuations in interest rates; ability to continue to grow and  implement growth, and regarding future growth, cash needs, operations, business plans and financial results and any other statements that are not historical facts.

When used in this document, the words "anticipate," "estimate," "expect," "may," "plans," "project," and similar expressions are intended to be among the statements that identify forward-looking statements.  Soundstorm Digital, Inc.’s results may differ significantly from the results discussed in the forward-looking statements.  Such statements involve risks and uncertainties, including, but not limited to, those relating to costs, delays and difficulties related to the Company’s dependence on its ability to attract and retain skilled managers and other personnel; intense competition; the uncertainty of the Company's ability to manage and continue its growth and implement its business strategy; its vulnerability to general economic conditions; accuracy of accounting and other estimates; the Company's future financial and operating results, cash needs and demand for services; and the Company's ability to maintain and comply with permits and licenses; as well as other risk factors described in this Annual Report. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those projected.

Overview

Soundstorm Digital, Inc. was incorporated in the State of Nevada on May 9, 2011 to design, develop and launch a vertical music portal to enrich the experience of visitors as they discover, explore and enjoy the digital world of music.  We are focused on creating a digital music media portal, branded as “Soundstorm,” to provide consumers the ability to connect with a variety of music industry resources.

Results of Operation for the years ended December 31, 2013 and December 31, 2012 and from Inception (May 9, 2011) through December 31, 2013

Revenues

Since our inception, we have not generated any revenues.  We have not yet developed our online digital music portal and thus have no means of generating revenues.

Operating expenses

We incur various costs and expenses in the execution of our business.  All expenses, to date, have been classified as either professional fees, including accounting, legal and consulting fees, or general and administrative expenses, which primarily consist of bank service charges, filing fees and other miscellaneous office expenses.  During the year ended December 31, 2013, total operating expenses were $62,443, consisting of $2,839 in general and administrative expenses and $59,604 in professional fees.  In the comparable year ended December 31, 2012, total expenses were $36,865, which is attributable to $916 in general and administrative expenses and $35,949 in professional fees.

In the period from our inception on May 9, 2011 to December 31, 2013, our total expenses were $100,098, consisting of $4,545 in general and administrative expenses and professional fees totaling $95,553.

Net loss

In the years ended December 31 2013 and 2012, we incurred net losses of $62,443 and $36,865, respectively.  During the period from our inception on May 9, 2011 to December 31, 2013, our net loss totaled $100,098.

Liquidity and capital resources

As of December 31, 2013, we had $22,746 of cash on hand, which our management believes these funds are sufficient to establish a base of operations.  However, management does not believe these funds on hand will be sufficient to grow our business over the next 12 months and additional capital will be required.  Additionally, we do not have any means through which to generate revenues.  Thus, our management expects that we will experience net cash out-flows for the fiscal year 2014, given the developmental nature of our business. Our management believes we may need to raise additional capital by issuing capital stock in exchange for cash in order to continue as a going concern.  There are no formal or informal agreements to attain such financing.  We cannot assure you that any financing can be obtained or, if obtained, that it will be on reasonable terms.  As such, our principal accountants have expressed substantial doubt about our ability to continue as a going concern because we have limited operations and have not fully commenced planned principal operations.  If our business fails, our investors may face a complete loss of their investment.

No development related expenses have been or will be paid to our affiliates.

Our management does not expect to incur research and development costs.

We do not have any off-balance sheet arrangements.

We currently do not own any significant plant or equipment that we would seek to sell in the near future.

We have not paid for expenses on behalf of our directors.  Additionally, we believe that this fact shall not materially change.

Plan of Operation

We intend to enter the digital music and media industry by developing a vertical information music portal that will enable consumers to connect to a broad array of resources related to the music industry.  Our Soundstorm music portal will post various music resources and their corresponding links from three broad categories: music providers, music discovery and music reviews.

Our efforts have been and are focused on raising capital to pursue our operations, negotiating the rights to web domains and the development of our platform for the internet and mobile app user environment.  To date, we have raised approximately $98,500 in gross proceeds from sales of our equity securities.  These funds are being used to facilitate our public listing process and toward the development of our business.  The following are the milestones for the development phase, which is anticipated to cover the next twelve to eighteen months.

Months 1 - 3: Milestone 1

•

Private seed round financing completed, audit completed

•

Preparation of Form S-1 Registration Statement in anticipation of OTCBB listing

•

Development of music portal concept & design

•

Estimated costs

$30,000

We initiated negotiations to license the rights to a number of web domains centered around the name “Anytunes.”  No agreements have been entered into as of the date of this prospectus; however, we are working to enter into a definitive license agreement.

Months 3 - 6: Milestone 2

•

Apply for quotation on OTCBB

•

Contract website design and user interface

•

Estimated costs

$ 35,000

Months 7 - 9: Milestone 3

•

Development, testing and validation of website design and user interface

•

Modifications based on testing and validations

•

Estimated cost

$15,000

We plan to develop the Soundstorm content portal, beginning with website and web-apps.  This entails contracting developer(s) to design and code software for features including: content acquisition and management such as streaming, publishing and loading of music content including from other multiple content providers and from user-generated sources; user interface that will draw high user behavior such as social media apps like community chat; streaming or purchase download of content; publishing of content; games; articles and reviews of music industry sources and related multi-media, which may come from Anytunes itself or from other sources that the Soundstorm portal can aggregate and partner with; and integration of an e-commerce backend component that enables revenue branches (or monetization strategies) that the company currently identifies as including: advertising, subscription, affiliate marketing and downloading for micropayments.

Months 10 - 13: Milestone 4

•

Alpha launch (private)

•

Modifications based on Alpha launch

•

Pre-launch review  - marketing strategy & implementation

•

Attend trade events

•

2nd financing

•

Estimated Cost

$25,000

Month 14 and beyond: Milestone 5

•

Launch Anytunes.com online music portal

•

Estimated Cost

$20,000

TOTAL

$125,000

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Emerging Growth Company

The JOBS Act provides that, so long as a company qualifies as an “emerging growth company,” it will, among other things:

1.

Be exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that its independent registered public accounting firm provide an attestation report on the effectiveness of its internal control over financial reporting;

2.

Be exempt from the “say on pay” and “say on golden parachute” advisory vote requirements of the Dodd-Frank Wall Street Reform and Customer Protection Act (the “Dodd-Frank Act”), and certain disclosure requirements of the Dodd-Frank Act relating to compensation of its chief executive officer and be permitted to omit the detailed compensation discussion and analysis from proxy statements and reports filed under the Securities Exchange Act of 1934; and

3.

Instead provide a reduced level of disclosure concerning executive compensation and be exempt from any rules that may be adopted by the Public Company Accounting Oversight Board requiring mandatory audit firm rotations or a supplement to the auditor’s report on the financial statements.

It should be noted that notwithstanding our status as an emerging growth company, we would be eligible for these exemptions as a result of our status as a “smaller reporting company” as defined by the Securities Exchange Act of 1934.

Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards.  An emerging growth company can therefore delay the adoption of certain accounting standards until those standards would otherwise apply to private companies.  We have elected to take advantage of the extended transition period for complying with new or revised accounting standards.  As a result, our financial statements may not be comparable to those of companies that comply with public company effective dates.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following documents (pages F-1 to F-12) form part of the report on the Financial Statements

Office Locations Las Vegas, NV New York, NY Pune, India

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Soundstorm Digital, Inc.

We have audited the accompanying balance sheets of Soundstorm Digital, Inc. (A Development Stage Company) (the "Company") as of December 31, 2013 and 2012 and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended and for the period from inception (May 9, 2011) to December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over the financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Soundstorm Digital, Inc. as of December 31, 2013 and 2012 and the result of its operations and its cash flows for the years then ended and from inception (May 9, 2011) to December 31, 2013, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations, which raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ De Joya Griffith, LLC

Henderson, Nevada

April 7, 2014.

F1

Soundstorm Digital, Inc.

(A Development Stage Company)

Balance Sheets

(Audited)

	December 31,
	2013	2012
Assets

Current assets:
Cash and cash equivalents	$22,746	$69,259
Total current assets	22,746	69,259

Total assets	$22,746	$69,259

Liabilities and Stockholders’ Equity (Deficit)

Current liabilities:
Accounts payable	$6,087	$12,209
Accounts payable - related party	11,908	-
Note payable	740	-
Related party payable	5,609	5,205
Total current liabilities	24,344	17,414

Total liabilities	24,344	17,414

Stockholders’ equity (deficit)
Common stock, $0.0001 par value, 75,000,000 shares
authorized, 31,900,000 and 31,955,000 shares issued
and outstanding as of 12/31/13 and 12/31/12, respectively	3,190	3,195
Additional paid-in capital	95,310	91,805
Stock receivable	-	(5,500)
Deficit accumulated during development stage	(100,098)	(37,655)
Total stockholders’ equity (deficit)	(1,598)	51,845

Total liabilities and stockholders’ equity (deficit)	$22,746	$69,259

The accompanying notes are an integral part of these financial statements.

F2

Soundstorm Digital, Inc.

(A Development Stage Company)

Statements of Operations

(Audited)

	For the years ended		Inception
	December 31,		(May 9, 2011) to
	2013	2012	December 31, 2013

Revenue	$-	$-	$-

Expenses:
General and administrative expenses	2,839	916	4,545
Professional fees	59,604	35,949	95,553
Total expenses	62,443	36,865	100,098

Net loss	$(62,443)	$(36,865)	$(100,098)

Net loss per share - basic	$(0.00)	$(0.00)

Weighted average number of
common shares outstanding - basic	31,971,808	21,461,762

The accompanying notes are an integral part of these financial statements.

F3

Soundstorm Digital, Inc.

(A Development Stage Company)

Statement of Stockholders’ Equity (Deficit)

From Inception (May 9, 2011) to December 31, 2013

(Audited)

					Deficit
					Accumulated
			Additional		During	Total
	Common Stock		Paid-in	Stock	Development	Stockholders’
	Shares	Amount	Capital	Receivable	Stage	Equity

October 28, 2011
Founders shares
Issued for cash
$0.0001 per share	20,000,000	$2,000	$-	$-	$-	$2,000

Net loss	-	-	-	-	(790)	(790)

Balance, December 31, 2011	20,000,000	2,000	-	-	(790)	1,210

October 2012
Issuances of common stock to
Officers for cash
$0.0001 per share	5,000,000	500	-	-	-	500

November 2012
Issuances of common stock
for cash at $0.01 per share	6,000,000	600	59,400	-	-	60,000

December 2012
Issuances of common stock
for cash at $0.03 per share	900,000	90	26,910	-	-	27,000

December 2012
Issuances of common stock
for cash receivable of $0.10 per share	55,000	5	5,495	(5,500)	-	-

Net loss	-	-	-	-	(36,865)	(36,865)

Balance, December 31, 2012	31,955,000	$3,195	$91,805	$(5,500)	$(37,655)	$51,845

January 2013
Receipt of stock receivable	-	-	-	5,500	-	5,500

January 2013
Issuance of common stock for
cash at $0.10 per share	45,000	5	4,495	-	-	4,500

September 2013
Rescission of common stock	(100,000)	(10)	(990)	-	-	(1,000)

Net loss	-	-	-	-	(62,443)	(62,443)

Balance, December 31, 2013	31,900,000	$3,190	$95,310	$-	$(100,098)	$(1,598)

The accompanying notes are an integral part of these financial statements.

F-4

Soundstorm Digital, Inc.

(A Development Stage Company)

Statements of Cash Flows

(Audited)

			Inception
	For the years ended		(May 9, 2011)
	December 31,		Through
	2012	December 31, 2011	December 31, 2013

Operating activities
Net loss	$(62,443)	$(36,865)	$(100,098)
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	(7,122)	-	5,087
Increase in accounts payable - related party	11,908	12,209	11,908
Net cash used in operating activities	(57,657)	(24,656)	(83,103)

Financing activities
Note payable	3,240	-	3,240
Repayments of note payable	(2,500)	-	(2,500)
Related party payable	2,409	4,415	7,614
Repayments of related party payable	(2,005)	-	(2,005)
Issuances of common stock	4,500	93,000	99,500
Receipt of stock receivable	5,500	(5,500)	-
Net cash provided by financing activities	11,144	91,915	105,849

Net increase (decrease) in cash	(46,513)	67,259	22,746
Cash - beginning	69,259	2,000	-
Cash - end	$22,746	$69,259	$22,746

Supplemental disclosures:
Non-cash activities:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-
Rescission of shares issued for cash classified as accounts payable	$1,000	$-	$1,000

The accompanying notes are an integral part of these financial statements.

F5

Soundstorm Digital, Inc.

(A Development Stage Company)

Notes to Financial Statements

(Audited)

Note 1 - History and organization of the company

The Company was organized May 9, 2011 (Date of Inception) under the laws of the State of Nevada, as Soundstorm Digital, Inc.  The Company is authorized to issue up to 75,000,000 shares of its $0.0001 par value common stock.

The business of the Company is to operate a digital music portal on the internet.  The Company has limited operations and in accordance with FASB ASC 915-10, “Development Stage Entities”, the Company is considered a development stage company.

Note 2 - Accounting policies and procedures

Basis of Presentation:

The financial statements present the balance sheets, statements of operations, stockholder’s equity (deficit) and cash flows of the Company. The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America.

Year end

The Company has adopted December 31 as its fiscal year end.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.

Cash and cash equivalents

The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits.  For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents.  There were no cash equivalents as of December 31, 2013 and 2012.

Fair value of financial instruments

The carrying amounts reflected in the balance sheets for cash, accounts payable and related party payables approximate the respective fair values due to the short maturities of these items. The Company does not hold any investments that are available-for-sale.

As required by the Fair Value Measurements and Disclosures Topic of the FASB ASC, fair value is measured based on a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The three levels of the fair value hierarchy are described below:

Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2: Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability;

Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity).

F6

Soundstorm Digital, Inc.

(A Development Stage Company)

Notes to Financial Statements

(Audited)

Note 2 - Accounting policies and procedures (continued)

Revenue recognition

The Company’s revenue recognition policies are in compliance with FASB ASC 605-35 “Revenue Recognition”.  Revenue is recognized when a formal arrangement exists, the price is fixed or determinable, all obligations have been performed pursuant to the terms of the formal arrangement and collectability is reasonably assured.  The Company recognizes revenues on sales of its services, based on the terms of the customer agreement.  The customer agreement takes the form of either a contract or a customer purchase order and each provides information with respect to the service being sold and the sales price.  If the customer agreement does not have specific delivery or customer acceptance terms, revenue is recognized at the time the service is provided to the customer.

Advertising costs

The Company expenses all costs of advertising as incurred.  There were no advertising costs included in selling, general and administrative expenses at December 31, 2013 and 2012.

General and administrative expenses

The significant components of general and administrative expenses consist of bank fees and license and permit fees.

Loss per share

Net loss per share is provided in accordance with FASB ASC 260-10, “Earnings per Share”.  Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. The Company had no dilutive common stock equivalents, such as stock options or warrants as of December 31, 2013 and 2012.

Income Taxes

The Company follows FASB ASC 740-10, “Income Taxes” for recording the provision for income taxes.  Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled.  Deferred income tax expenses or benefits are based on the changes in the asset or liability each period.  If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized.  Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods.  Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate.  Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse.

The Company applies a more-likely-than-not recognition threshold for all tax uncertainties. ASC Topic 740 only allows the recognition of those tax benefits that have a greater than fifty percent likelihood of being sustained upon examination by the taxing authorities. As of December 31, 2013 and 2012, the Company reviewed its tax positions and determined there were no outstanding, or retroactive tax positions with less than a 50% likelihood of being sustained upon examination by the taxing authorities, therefore this standard has not had a material effect on the Company.

The Company does not anticipate any significant changes to its total unrecognized tax benefits within the next 12 months.

The Company classifies tax-related penalties and net interest as income tax expense. As of December 31, 2013 and 2012, no income tax expense has been incurred.

F7

Soundstorm Digital, Inc.

(A Development Stage Company)

Notes to Financial Statements

(Audited)

Note 2 - Accounting policies and procedures (continued)

Dividends

The Company has not yet adopted any policy regarding payment of dividends.  No dividends have been paid or declared since inception.

Contingencies

The Company is not currently a party to any pending or threatened legal proceedings.  Based on information currently available, management is not aware of any matters that would have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

Recent pronouncements

The Company evaluated all recent accounting pronouncements issued and determined that the adoption of these pronouncements would not have a material effect on the financial position, results of operations or cash flows of the Company.

Note 3 - Going concern

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company had an accumulated deficit during development stage of $100,098 as of December 31, 2013. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources.  The Company is contemplating conducting an offering of its debt or equity securities to obtain additional operating capital.  The Company is dependent upon its ability, and will continue to attempt, to secure equity and/or debt financing.  There are no assurances that the Company will be successful and without sufficient financing it would be unlikely for the Company to continue as a going concern.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

Note 4 - Income taxes

For the years ended December 31, 2013 and 2012, the Company incurred net operating losses and, accordingly, no provision for income taxes has been recorded.  In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets.  At December 31, 2013 and 2012, the Company had approximately $100,098 and $37,655 of federal and state net operating losses, respectively.  The net operating loss carry forwards, if not utilized, will begin to expire in 2031. The provision for income taxes consisted of the following components for the year ended December 31:

F8

Soundstorm Digital, Inc.

(A Development Stage Company)

Notes to Financial Statements

(Audited)

Note 4 - Income taxes (continued)

The components of the Company’s deferred tax asset are as follows:

	December 31,
	2013	2012
Deferred tax assets:
Net operating loss carry forwards	34,033	12,803
Valuation allowance	(34,033)	(12,803)
Total deferred tax assets	$ -	$ -

The valuation allowance for deferred tax assets as of December 31, 2013 and 2012, was $34,033 and $12,803, respectively.  In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible.  Management considers the scheduled reversals of future deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  As a result, management determined it was more likely than not the deferred tax assets would not be realized as of December 31, 2013 and 2012, and recorded a full valuation allowance.

Reconciliation between the statutory rate and the effective tax rate is as follows at December 31:

2013 & 2012

Federal statutory tax rate	(34.0)%
Permanent difference and other	34.0%

Note 5 - Notes payable

During the years ended December 31, 2013 and 2012, a third party loaned a total of $3,240 and $0 to the Company that was used for payment of expenses on behalf of the Company.  The loans are due on demand, have no terms of repayment, are unsecured and bear no interest.  During the year ended December 31, 2013, the Company repaid $2,500 of the note payable.  As of December 31, 2013, the balance owed was $740.

Note 6 - Related party transactions

From inception to December 31, 2013 and 2012, the founding shareholder of the Company loaned a total of $0 and $7,614 to the Company that was used for payment of expenses on behalf of the Company.  The loans are due on demand, have no terms of repayment, are unsecured and bear no interest.  During the year ended December 31, 2013, the Company repaid $2,005 of the related party payable.  As of December 31, 2013, the balance owed to the founding shareholder was $5,609.

On August 1, 2013, the Company entered into a services agreement with a shareholder, for a monthly fee of CAD$2,500.  The services agreement is on a month-to-month basis and is cancellable by either party with appropriate notice.  The Company recognized $12,500 as an expense during the year ended December 31, 2013.

The Company does not lease or rent any property.  Office services are provided without charge by an officer and director of the Company.  Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein.  The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities.  If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests.  The Company has not formulated a policy for the resolution of such conflicts.

F9

Soundstorm Digital, Inc.

(A Development Stage Company)

Notes to Financial Statements

(Audited)

Note 7 - Stockholders’ equity

The Company is authorized to issue up to 75,000,000 shares of its $0.0001 par value common stock.

On October 28, 2011, the Company issued 20,000,000 shares of its $0.0001 par value common stock as founders’ shares to an officer and director in exchange for cash in the amount of $2,000.

On October 29, 2012, the Company sold 5,000,000 shares of its $0.0001 par value common stock to two officers and directors in exchange for cash in the amount of $500.

In November 2012, the Company sold 6,000,000 shares of its $0.0001 par value common stock for total gross cash proceeds in the amount of $60,000 in private sales.

In December 2012, the Company sold 900,000 shares of its $0.0001 par value common stock for total gross cash proceeds in the amount of $27,000 in private sales.

In December 2012, the Company sold 55,000 shares of its $0.0001 par value common stock for total gross cash proceeds in the amount of $5,500 in private sales. The proceeds were not received as at December 31, 2012 and hence were classified as stock receivable as on December 31, 2012.  During January 2013, the Company received cash for the stock sales in satisfaction of the stock receivable.

During January 2013, the Company sold an aggregate of 45,000 shares of its common stock in private sales for total cash proceeds of $4,500.

On September 30, 2013, the Company rescinded 100,000 shares of its $0.0001 par value common stock purchased for $1,000 in November 2012.

As of December 31, 2013, there have been no other issuances of common stock.

Note 8 - Warrants and options

As of December 31, 2013 and 2012, there were no warrants or options outstanding to acquire any additional shares of common stock.

Note 9 - Subsequent Events

The Company’s Management has reviewed all material events through the date of this report in accordance with ASC 855-10, and there are no material subsequent events to report.

F10

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

None.

ITEM 9A(T). CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in the reports filed under the Securities Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms.  Disclosure controls are also designed with the objective of ensuring that this information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.  We evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. As a result of this evaluation, management concluded that our disclosure controls and procedures were not effective for the period ended December 31, 2013, due to the following:

Lack of Segregation of Duties:  Management is aware that there is a lack of segregation of accounting duties as a result of limited personnel.

Lack of Functioning Audit Committee:  We do not have an Audit Committee; our board of directors currently acts as our Audit Committee.  We do not have an independent director and out current director is not considered a “Financial Expert,” within the meaning of Section 407 of the Sarbanes-Oxley Act.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

1.

Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

2.

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

3.

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.  Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process.  Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

As of December 31, 2013, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, management concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below:

We lack the necessary corporate accounting resources to maintain adequate segregation of duties.  We currently rely heavily on our only employee, our founder and President, for almost every key financial duty and he has access to materially all of our financial information.  Such a lack of segregation of duties is typical in a company with limited resources.  Although the Company’s CEO and Board of Directors review the financial statements and would most likely discover any misappropriation of funds, this cannot be assured by the existing system.

We do not have a formal Audit Committee; our board of directors currently acts as our Audit Committee.  We do not have an independent director and our current director is not considered a “Financial Expert,” within the meaning of Section 407 of the Sarbanes-Oxley Act.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only the management's report in this annual report.

Implemented or Planned Remedial Actions in response to the Material Weaknesses

Our management believes the lack of a functioning Audit Committee has not had a material effect on our financial results.  Our present management will continue to address our need for additional financial personnel and other independent members for our Board of Directors and identify an “expert” for the Audit Committee to advise other members with regard to accounting and reporting procedures.

We will continue to strive to correct the above noted weakness in internal control once we have adequate funds to do so. When funds become are available, we will be able to appoint a qualified independent director.  Appointing a financial expert to serve on our Audit Committee will improve the overall performance of Company’s controls over our financial reporting.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal year ended December 31, 2013, that have materially affected, or reasonably likely to materially affect, our internal control over financial reporting.

The Company’s management, including the chief executive officer and principal financial officer, do not expect that its disclosure controls or internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our directors are elected by the stockholders to a term of one year and serve until their successors are elected and qualified.  The officers are appointed by our Board of Directors to a term of one year and serve until his/her successor is duly elected and qualified, or until he/she is removed from office.

The names and ages of our directors and executive officers and their positions are as follows:

Name	Age	Position	Period of Service

Geoffrey Lee	52	President, Secretary, Treasurer and Director	2011-2014

James Drummond	48	Director	2013-2014

Background of Directors, Executive Officers, Promoters and Control Persons

Geoffrey Lee - Mr. Lee, MBA, B.A. Econ, is the co-founder of our company and has served in leading management positions with, and as a director of, several private and public companies. His business initiatives have involved concept development, product creation, investment analysis and business development, team building, operations management and implementation, and the internationalization of commercial services and technologies. As part of a team, he has successfully initiated and implemented strategies and identified and secured relationships with market-leading multinational companies to bring businesses, innovative products and brands, to an international marketplace in the industrial technology sector; and helped raise strategic investment capital. Mr. Lee currently devotes twenty percent of his time to Company matters.

Mr. Lee is the principal of GML Consulting, providing management consulting services to companies in the emerging business and technology sectors.  From October 1999 to December 2012, he was a director and held various management  and officer positions with Functional Technologies Corp. (TSX.V: FEB), a company that develops and commercializes proprietary, advanced yeast-based solutions to significant problems in the food, beverage and healthcare industries.  Mr. Lee worked to commercialize proprietary intellectual property in the global wine and food manufacturing sectors.  His work scope specifically included:  the evaluation and in-licensing of various technologies from academic research institutions; management of in-house development of product technology and product marketing and sales program development and execution; generating and developing strategic business partner relationships with distributors, vendors, collaborators and customers including with Tier 1 global companies in their respective business sectors; the administration with a legal team of a technology patent portfolio in more than 12 countries; and active involvement with the finance team in the raising of over $30 million in capital from the business start-up stage through product commercialization and cash flow.  Mr. Lee also served as a director and various senior officer positions of Long Harbour Exploration Corp. (TSX.V: LHC) from April 2004 to October 2013.  Mr. Lee is also principal of Bellwether Investments Ltd.

James Drummond - Mr. Drummond is a partner in Wine Cellar Depot and in By the Glass North America. He has held many different senior management roles in a number of different private Vancouver companies. He is the principal in D-West Consulting providing management consulting services to businesses in the Hotel and Hospitality sectors. Financial analysis, management training and operational systems implementation have been part of what his roles were. Success in business development and sales strategy initiatives are also key highlights.

Mr. Drummond held a senior position in Sequoia Enterprises from May 2000 - May 2007 and with D-West Consulting from 2007-2010. He is currently spearheading business development in wine dispensing and preservation technology across North America as a partner in BY THE GLASS North America.

Promoters

Geoffrey Lee is a founder and director, and James Drummond a director of our business, and, as such, are considered promoters of our company.

Involvement on Certain Material Legal Proceedings During the Last Five Years

No director, officer, significant employee or consultant has been convicted in a criminal proceeding, exclusive of traffic violations.

One director, officer, significant employee or consultant of Soundstorm Digital, Inc. has been associated with a business that had a bankruptcy petition filed by or against it where such person, while not a general partner or executive officer, was a vice president and or director either at the time of the bankruptcy or within two years prior to that time.  Geoffrey Lee was a vice president and or director of a public listed company and or some of its wholly-owned subsidiaries within a two year period prior to a bankruptcy petition having been filed against the public listed company.  The petition was filed against the business subsequent to Mr. Lee’s resignation as an officer or director of the public listed company and any of its affiliated companies.

No director, officer, significant employee or consultant has been permanently or temporarily enjoined, barred, suspended or otherwise limited from involvement in any type of business, securities or banking activities.

No director, officer or significant employee has been convicted of violating a federal or state securities or commodities law.

Audit Committee and Financial Expert

We do not have an Audit Committee. Our directors perform some of the same functions of an Audit Committee, such as: recommending a firm of independent certified public accountants to audit the annual financial statements; reviewing the independent auditors independence, the financial statements and their audit report; and reviewing management's administration of the system of internal accounting controls. The Company does not currently have a written audit committee charter or similar document.

We have no financial expert. We believe the cost related to retaining a financial expert at this time is prohibitive. Further, because of our start-up operations, we believe the services of a financial expert are not warranted.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth, for the last completed fiscal years ended December 31, 2013 and 2012 the cash compensation paid by the Company, as well as certain other compensation paid with respect to those years to our officers:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen-sation ($)	Non-qualified Deferred Compen-sation Earnings($)	All Other Compen-sation ($)	Total ($)

Geoffrey Lee	2012	-	-	-	-	-	-	-	-
President and CEO	2013	-	-	-	-	-	-	-	-

James Drummond	2012	-	-	-	-	-	-	-	-
Director	2013	-	-	-	-	-	-	-	-

Employment Contracts and Officers’ Compensation

We do not have employment agreements.  Any future compensation to be paid will be determined by our Board of Directors, and an employment agreement will be executed.

Directors’ Compensation

Our directors are not entitled to receive compensation for services rendered to us, or for each meeting attended except for reimbursement of out-of-pocket expenses.  We have no formal or informal arrangements or agreements to compensate our directors for services they provide as directors of our company.

Employment Contracts and Officers' Compensation

We do not have employment agreements with any of our officers.

Stock Option Plan And Other Long-term Incentive Plan

We currently do not have existing or proposed option/SAR grants.

Liability and Indemnification of Officers and Directors

Under our Articles of Incorporation, our directors are not liable for monetary damages for breach of fiduciary duty, except in connection with:

•

A breach of a director’s duty of loyalty to us or our stockholders;

•

Acts or omissions not in good faith or which involve intentional misconduct, fraud or a knowing violation of law;

•

A transaction from which a director received an improper benefit; or

•

An act or omission for which the liability of a director is expressly provided under Nevada law.

Our Articles of Incorporation and Bylaws require us to indemnify our officers and directors and other persons against expenses, judgments, fines and amounts incurred or paid in settlement in connection with civil or criminal claims, actions, suits or proceedings against such persons by reason of serving or having served as officers, directors, or in other capacities, if such person acted in good faith and in a manner such person reasonably believed to be in or not opposed to our best interests and, in a criminal action or proceeding, if he had no reasonable cause to believe that his/her conduct was unlawful. The termination of any action, suit or proceeding by judgment, order, settlement, conviction or upon a plea of no contest or its equivalent shall not, of itself, create a presumption that the person did not act in good faith and in a manner which he or she reasonably believed to be in or not opposed to our best interests or that he or she had reasonable cause to believe his or her conduct was unlawful.  Indemnification as provided in our Bylaws will be made only as authorized in a specific case and upon a determination that the person met the applicable standards of conduct.  Insofar as the limitation of, or indemnification for, liabilities arising under the Securities Act of 1933 may be permitted to directors, officers, or persons controlling us pursuant to the foregoing, or otherwise, we have been advised that, in the opinion of the SEC, such limitation or indemnification is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners and Management

The following table shows the beneficial ownership of the Company’s common stock as of April 14, 2014 by (i) each person whom the Company knows beneficially owns more than 5% of the outstanding shares of the Company’s common stock; (ii) each of the Company’s officers and directors; and (iii) all the officers and directors as a group.  Unless otherwise indicated, each owner has sole voting and investment powers over his shares of common stock.

Title Of Class	Name, Title and Address of Beneficial Owner of Shares	Amount of Beneficial Ownership	Percent of Class
Common	Geoffrey Lee, President and CEO	24,900,000	78%

Common	James Drummond, Director	-	0.00%

	All Directors and Officers as a group (2 persons)	24,900,000	78%

Note: As used in this table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or the sole or share investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of a security).

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On October 28, 2011, we issued a total of 20,000,000 shares of $0.0001 par value common stock to Geoffrey Lee, an officer and director for a total amount of $2,000 in cash

On October 29, 2012, the Company sold 5,000,000 shares of its $0.0001 par value common stock to one officer and director and one former director in exchange for cash in the amount of $500.

Name	Shares

Geoffrey Lee	4,000,000

Connie Chen	1,000,000

On February 28, 2013, Geoffrey Lee purchased 900,000 shares of common stock from Connie Chen in a private transaction, not involving the issuer.

On August 1, 2013, we entered into a services agreement with a shareholder, for a monthly fee of CAD $2,500.  The services agreement is on a month-to-month basis and is cancellable by either party with appropriate notice.  We recognized $12,500 as an expense during the year ended December 31, 2013.

Additionally, we use office space and services provided without charge by our officers and directors.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth fees billed to us by our independent auditors for the years ended 2013 and 2012 for (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of our financial statements that are not reported as Audit Fees, and (iii) services rendered in connection with tax preparation, compliance, advice and assistance.

SERVICES	2013	2012

Audit fees	$ 11,000	$ -
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	2,240

Total fees	$ 11,000	$ 2,240

Audit fees and audit related fees represent amounts billed for professional services rendered for the audit of our annual financial statements and the review of our interim financial statements.  Before our independent accountants were engaged to render these services, their engagement was approved by our Directors.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Name and/or Identification of Exhibit

3	Articles of Incorporation & By-Laws

(a) Articles of Incorporation (1)

(b) By-Laws (1)

31	Rule 13a-14(a)/15d-14(a) Certifications

32	Certification under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. Section 1350)

101.INS(2)	XBRL Instance Document

101.SCH(2)	XBRL Taxonomy Extension Schema

101.CAL(2)	XBRL Taxonomy Extension Calculation Linkbase

101.DEF(2)	XBRL Taxonomy Extension Definition Linkbase

101.LAB(2)	XBRL Taxonomy Extension Label Linkbase

101.PRE(2)	XBRL Taxonomy Extension Presentation Linkbase

(1)

Incorporated by reference to the Registration Statement on Form S-1 and amendments made thereto, originally filed with the SEC on June 5, 2013.

(2)

XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

SOUNDSTORM DIGITAL, INC.
(Registrant)

By: /s/ Geoffrey Lee
Geoffrey Lee, Chief Executive Officer

In accordance with the requirements of the Securities Act of 1933, this Annual Report was signed by the following persons in the capacities and on the dates stated:

Signature	Title	Date

/s/ Geoffrey Lee	Chief Executive Officer	April 13, 2014
Geoffrey Lee

/s/ Geoffrey Lee	Chief Financial Officer	April 13, 2014
Geoffrey Lee

/s/ Geoffrey Lee	Chief Accounting Officer	April 13, 2014
Geoffrey Lee