Form 10-Q
period 2014-03-31
SOUNDSTORM DIGITAL, INC.
filed 2014-05-15
CIK 1572422

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2014

Or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number: 333-189112

SOUNDSTORM DIGITAL, INC.
(Exact name of registrant as specified in its charter)

Nevada	45-2132887
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 1500 - 885 West Georgia St. Vancouver, British Columbia, Canada V6C 3E8
(Address of principal executive offices)

(604) 861-8980
(Registrant's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [   ]   No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [   ]   No [X]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes [X]   No [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $0.001 par value	31,900,000
(Class)	(Outstanding as at May 14, 2014)

SOUNDSTORM DIGITAL, INC.

Quarterly Report

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission ("Commission").  While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto, which are included in the Company's annual report on Form 10-K, most recently filed with the Commission on April 14, 2014.

SOUNDSTORM DIGITAL, INC.

(A Development Stage Company)

Balance Sheets

Unaudited

	March 31,	December 31,
	2014	2013

Assets

Current assets:
Cash and cash equivalents	$18,724	$22,746
Total current assets	18,724	22,746

Total assets	$18,724	$22,746

Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable	$9,996	$6,087
Accounts payable - related party	18,433	11,908
Note payable	1,486	740
Related party payable	6,104	5,609
Total current liabilities	36,019	24,344

Total liabilities	36,019	24,344

Stockholders’ deficit:
Common stock, $0.001 par value, 75,000,000 shares
authorized, 31,900,000 shares issued and outstanding
as of March 31, 2014 and December 31, 2013, respectively	3,190	3,190
Additional paid-in capital	95,310	95,310
Deficit accumulated during development stage	(115,795)	(100,098)
Total stockholders’ deficit	(17,295)	(1,598)

Total liabilities and stockholders’ deficit	$18,724	$22,746

See Accompanying Notes to Financial Statements.

SOUNDSTORM DIGITAL, INC.

(A Development Stage Company)

Statements of Operations

Unaudited

			Inception
	For the three months ended		(May 9, 2011)
	March 31,		Through
	2014	2013	March 31, 2014

Revenue	$-	$-	$-

Expenses:
General and administrative expenses	517	2,825	6,001
Foreign exchange rate adjustment	(1,650)	-	(2,589)
Professional fees	16,830	14,000	112,383
Total expenses	15,697	16,825	115,795

Operating loss	(15,697)	(16,825)	(115,795)

Net loss	$(15,697)	$(16,825)	$(115,795)

Net loss per share-basic	$(0.00)	$(0.00)

Weighted average number of
common shares outstanding - basic	31,900,000	31,989,000

See Accompanying Notes to Financial Statements.

SOUNDSTORM DIGITAL, INC.

(A Development Stage Company)

Statements of Cash Flows

Unaudited

			Inception
	For the three months ended		(May 9, 2011)
	March,		Through
	2014	2013	March 31, 2014

Operating Activities
Net loss	$(15,697)	$(16,825)	$(115,795)
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	3,909	(10,000)	8,996
Increase in accounts payable - related party	6,525	-	18,433
Net cash used in operating activities	(5,263)	(26,825)	(88,366)

Financing Activities
Note payable	746	-	3,986
Repayments of note payable	-	-	(2,500)
Related party payable	495	-	8,109
Repayments of related party payable	-	-	(2,005)
Issuances of common stock	-	4,500	99,500
Net cash provided by financing activities	1,241	4,500	107,090

Net increase (decrease) in cash	(4,022)	(22,325)	18,724
Cash - beginning	22,746	74,759	-
Cash - ending	$18,724	$52,434	$18,724

SUPPLEMENTAL INFORMATION:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-
Rescission of shares issued for cash classified as accounts payable	$-	$-	$1,000

See Accompanying Notes to Financial Statements.

SOUNDSTORM DIGITAL, INC.

(A Development Stage Company)

Notes to Financial Statements

(Unaudited)

Note 1 - Basis of presentation

The interim financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein.  It is suggested that these interim financial statements be read in conjunction with the audited financial statements of the Company for the period ended December 31, 2013 and notes thereto included in the Company's annual report on Form 10-K.  The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim periods are not indicative of annual results.

Note 2 - History and organization of the company

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

Note 3 - Going concern

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company had an accumulated deficit during the development stage of $115,795 as of March 31, 2014. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

SOUNDSTORM DIGITAL, INC.

(A Development Stage Company)

Notes to Financial Statements

(Unaudited)

Note 4 - Accounting policies and procedures

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

Cash and cash equivalents

The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits.  For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents.  There were no cash equivalents as of March 31, 2014 and December 31, 2013.

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

Loss per share

Net loss per share is provided in accordance with FASB ASC 260-10, “Earnings per Share”.  Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. The Company had no dilutive common stock equivalents, such as stock options or warrants as of March 31, 2014 and December 31, 2013.

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

SOUNDSTORM DIGITAL, INC.

(A Development Stage Company)

Notes to Financial Statements

(Unaudited)

Note 4 - Accounting policies and procedures (continued)

Recent pronouncements

The Company evaluated all recent accounting pronouncements issued and determined that the adoption of these pronouncements would not have a material effect on the financial position, results of operations or cash flows of the Company.

Note 5 - Related party transactions

From inception to March 31, 2014, the founding shareholder of the Company loaned a total of $8,109 to the Company that was used for payment of expenses on behalf of the Company.  The loans are due on demand, have no terms of repayment, are unsecured and bear no interest.  During the year ended December 31, 2013, the Company repaid $2,005 of the related party payable.  As of March 31, 2014 and December 31, 2013, the balance owed to the founding shareholder was $6,104 and $5,609, respectively.

On August 1, 2013, the Company entered into a services agreement with a shareholder, for a monthly fee of CAD$2,500 through December 31, 2013.  From January 1, 2014 through March 31, 2014, the monthly fee was raised to CAD$2,625.  The services agreement is on a month-to-month basis and is cancellable by either party with appropriate notice.  The Company recognized $7,875 and $12,500 as an expense during the three months ended March 31, 2014 and the year ended December 31, 2013.

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

Note 6 - Stockholders’ equity

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

In December 2012, the Company sold 55,000 shares of its $0.0001 par value common stock for total gross cash proceeds in the amount of $5,500 in private sales. The proceeds had not been received as at December 31, 2012 and hence are classified as stock receivable as on December 31, 2012.

In January 2013, the Company sold 45,000 shares of its $0.0001 par value common stock for total gross cash proceeds in the amount of $4,500 in private sales.

On September 30, 2013, the Company rescinded 100,000 shares of its $0.0001 par value common stock purchased for $1,000 in November 2012.

As of March 31, 2014, there have been no other issuances of common stock.

SOUNDSTORM DIGITAL, INC.

(A Development Stage Company)

Notes to Financial Statements

(Unaudited)

Note 7 - Warrants and options

As of March 31, 2014 and December 31, 2013, there were no warrants or options outstanding to acquire any additional shares of common stock.

Note 8 - Subsequent Events

The Company’s Management has reviewed all material events through May 7, 2014 in accordance with ASC 855-10, and there are no material subsequent events to report.

Item 2. Management's Discussion and Analysis of Financial Condition and Plan of Operation

Forward-Looking Statements

This Quarterly Report contains forward-looking statements about our business, financial condition and prospects that reflect management’s assumptions and beliefs based on information currently available.  We can give no assurance that the expectations indicated by such forward-looking statements will be realized.  If any of our management’s assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, our actual results may differ materially from those indicated by the forward-looking statements.

The key factors that are not within our control and that may have a direct bearing on operating results include, but are not limited to, acceptance of our services, our ability to expand our customer base, managements’ ability to raise capital in the future, the retention of key employees and changes in the regulation of our industry.

There may be other risks and circumstances that management may be unable to predict.  When used in this Quarterly Report, words such as,  "believes,"  "expects," "intends,"  "plans,"  "anticipates,"  "estimates" and similar expressions are intended to identify forward-looking statements, although there may be certain forward-looking statements not accompanied by such expressions.

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

Results of Operation for the three months ended March 31, 2014 and 2013 and from Inception (May 9, 2011) through March 31, 2014

Revenues

Since our inception, we have not generated any revenues.  We have not yet developed our online digital music portal and thus have no means of generating revenues.

Operating expenses

We incur various costs and expenses in the execution of our business.  All expenses, to date, have been classified as either professional fees, including accounting, legal and consulting fees, or general and administrative expenses, which primarily consist of bank service charges, filing fees and other miscellaneous office expenses.  During the three months ended March 31, 2014, total operating expenses were $15,697, consisting of $517 in general and administrative expenses, $16,830 in professional fees, as well as an adjustment for the foreign exchange rate amounting to $(1,650).  In the comparable period ended March 31, 2013, total expenses were $16,825, which is attributable to $2,825 in general and administrative expenses and $14,000 in professional fees.

In the period from our inception on May 9, 2011 to March 31, 2014, our total expenses were $115,795, consisting of $6,001 in general and administrative expenses, professional fees totaling $112,383 and foreign exchange rate adjustments of $(2,589).

Net loss

In the three month periods ended March 31, 2014 and 2013, we incurred net losses of $15,697 and $16,825, respectively.  During the period from our inception on May 9, 2011 to March 31, 2014, our net loss totaled $115,795.

Liquidity and capital resources

As of March 31, 2014, we had $18,724 of cash on hand, which our management believes these funds are sufficient to establish a base of operations.  However, management does not believe these funds on hand will be sufficient to grow our business over the next 12 months and additional capital will be required.  Additionally, we do not have any means through which to generate revenues.  Thus, our management expects that we will experience net cash out-flows for the fiscal year 2014, given the developmental nature of our business. Our management believes we may need to raise additional capital by issuing capital stock in exchange for cash in order to continue as a going concern.  There are no formal or informal agreements to attain such financing.  We cannot assure you that any financing can be obtained or, if obtained, that it will be on reasonable terms.  As such, our principal accountants have expressed substantial doubt about our ability to continue as a going concern because we have limited operations and have not fully commenced planned principal operations.  If our business fails, our investors may face a complete loss of their investment.

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosure About Market Risks

This item is not applicable as we are currently considered a smaller reporting company.

Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in the reports filed under the Securities Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms.  Disclosure controls are also designed with the objective of ensuring that this information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.  We evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. As a result of this evaluation, management concluded that our disclosure controls and procedures were not effective, due to the following:

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

Changes in internal controls over financial reporting

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or reasonably likely to materially affect, our internal control over financial reporting.

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

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any material legal proceedings.

Item 1A. Risk Factors

Our significant business risks are described in our annual report on Form 10-K filed on April 14, 2014, to which reference is made herein.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On October 28, 2011, we issued 20,000,000 shares of our $0.0001 par value common stock as founders’ shares to Geoffrey Lee, an officer and director, in exchange for cash in the amount of $2,000.  This sale of stock did not involve any public offering, general advertising or solicitation.  At the time of the issuance, the purchaser had fair access to and was in possession of all available material information about our company.  Additionally, the purchaser represented his intent to acquire securities for his own account and not with a view to further distribute the shares.  The shares bear a restrictive transfer legend.  On the basis of these facts, we claim that the issuance of stock to our founding shareholder qualifies for the exemption from registration contained in Section 4(2) of the Securities Act of 1933, for transactions by an issuer, not involving a public offering.

On October 29, 2012, we sold 4,000,000 shares of our $0.0001 par value common stock to Geoffrey Lee, an officer and director, and 1,000,000 shares to Connie Chen, a former director, in exchange for cash in the aggregate amount of $500.  This sale of stock did not involve any public offering, general advertising or solicitation.  At the time of the issuance, the purchaser had fair access to and was in possession of all available material information about our company.  Additionally, the purchaser represented his intent to acquire securities for his own account and not with a view to further distribute the shares.  The shares bear a restrictive transfer legend.  On the basis of these facts, we claim that the issuance of stock to our founding shareholder qualifies for the exemption from registration contained in Section 4(2) of the Securities Act of 1933, for transactions by an issuer, not involving a public offering.

In November 2012, the Company sold 6,000,000 shares of its par value common stock, at a price per share of $0.01, for total gross cash proceeds in the amount of $60,000 in private sales to 10 individuals.  The offering was not underwritten and no commissions or finders’ fees were paid.  During an internal review of our records, management discovered one subscription agreement that was not duly accepted.  As a result, we decided to refund the monies received from this investor, in the amount of $1,000 for 100,000 shares, and rescind the transaction.  We believe that the issuance and sale of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2) and Regulation D, Rule 506.  None of the purchasers have claimed to be accredited investors, as that term is defined by Rule 501(a) of Regulation D, and we have made no attempt to verify any such qualification.  The shares were sold directly by us and did not involve a public offering or general solicitation. The recipients of the shares were afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make their investment decision, including the financial statements. We reasonably believed that the recipients, immediately prior to the sale of the shares, had such knowledge and experience in our financial and business matters that they were capable of evaluating the merits and risks of their investment. The recipients had the opportunity to speak with our management on several occasions prior to their investment decision.

In December 2012, the Company sold 900,000 shares of its par value common stock, at a price per share of $0.03, for total gross cash proceeds in the amount of $27,000 in private sales to 4 individuals.  The offering was not underwritten and no commissions or finders’ fees were paid.  We believe that the issuance and sale of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2) and Regulation D, Rule 506.  None of the purchasers have claimed to be accredited investors, as that term is defined by Rule 501(a) of Regulation D, and we have made no attempt to verify any such qualification.  The shares were sold directly by us and did not involve a public offering or general solicitation. The recipients of the shares were afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make their investment decision, including the financial statements. We reasonably believed that the recipients, immediately prior to the sale of the shares, had such knowledge and experience in our financial and business matters that they were capable of evaluating the merits and risks of their investment. The recipients had the opportunity to speak with our management on several occasions prior to their investment decision.

Through January 2013, the Company sold 100,000 shares of its par value common stock, at a price per share of $0.10, for total gross cash proceeds in the amount of $10,000 in private sales to 20 individuals.  The offering was not underwritten and no commissions or finders’ fees were paid.  We believe that the issuance and sale of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2) and Regulation D, Rule 506.  None of the purchasers have claimed to be accredited investors, as that term is defined by Rule 501(a) of Regulation D, and we have made no attempt to verify any such qualification.  The shares were sold directly by us and did not involve a public offering or general solicitation. The recipients of the shares were afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make their investment decision, including the financial statements. We reasonably believed that the recipients, immediately prior to the sale of the shares, had such knowledge and experience in our financial and business matters that they were capable of evaluating the merits and risks of their investment. The recipients had the opportunity to speak with our management on several occasions prior to their investment decision.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

Exhibit Number	Name and/or Identification of Exhibit

3	Articles of Incorporation & By-Laws

(a) Articles of Incorporation (1)
(b) By-Laws (1)

31	Rule 13a-14(a)/15d-14(a) Certifications

32	Certification under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. Section 1350)

101	Interactive Data File

(INS) XBRL Instance Document
(SCH) XBRL Taxonomy Extension Schema Document
(CAL) XBRL Taxonomy Extension Calculation Linkbase Document
(DEF) XBRL Taxonomy Extension Definition Linkbase Document
(LAB) XBRL Taxonomy Extension Label Linkbase Document
(PRE) XBRL Taxonomy Extension Presentation Linkbase Document

(1)

Incorporated by reference to the Registration Statement on Form S-1, previously filed with the SEC on February 4, 2014.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUNDSTORM DIGITAL, INC.
(Registrant)

Signature	Title	Date

/s/ Geoffrey Lee	Chief Executive Officer	May 15, 2014
Geoffrey Lee

/s/ Geoffrey Lee	Chief Financial Officer	May 15, 2014
Geoffrey Lee

/s/ Geoffrey Lee	Chief Accounting Officer	May 15, 2014
Geoffrey Lee