Form 10-Q
period 2014-06-30
SOUNDSTORM DIGITAL, INC.
filed 2014-08-13
CIK 1572422

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2014

Or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number: 333-189112

SOUNDSTORM DIGITAL, INC.
(Exact name of registrant as specified in its charter)

Nevada	45-2132887
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

305 - 3280 West Broadway Vancouver, British Columbia, Canada V6K 2H4
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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes [X]   No [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $0.001 par value	31,900,000
(Class)	(Outstanding as at August 14, 2014)

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

SOUNDSTORM DIGITAL, INC.

(A Development Stage Company)

Balance Sheets

Unaudited

	June 30,	December 31,
	2014	2013

Assets

Current assets:
Cash and cash equivalents	$16,702	$22,746
Total current assets	16,702	22,746

Total assets	$16,702	$22,746

Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable	$12,904	$6,087
Accounts payable - related party	25,707	11,908
Note payable	1,486	740
Related party payable	7,526	5,609
Total current liabilities	47,623	24,344

Total liabilities	47,623	24,344

Stockholders’ deficit:
Common stock, $0.001 par value, 75,000,000 shares
authorized, 31,900,000 shares issued and outstanding
as of June 30, 2014 and December 31, 2013, respectively	3,190	3,190
Additional paid-in capital	95,310	95,310
Deficit accumulated during development stage	(129,421)	(100,098)
Total stockholders’ deficit	(30,921)	(1,598)

Total liabilities and stockholders’ deficit	$16,702	$22,746

See Accompanying Notes to Financial Statements.

SOUNDSTORM DIGITAL, INC.

(A Development Stage Company)

Statements of Operations

Unaudited

					Inception
	Three Months Ended		Six Months Ended		(May 9, 2011)
	June 30		June 30,		Through
	2014	2013	2014	2013	June 30, 2014

Revenues	$-	$-	$-	$-	$-

Expenses:
General and administrative expenses	22	22	538	2,847	6,022
Foreign exchange rate adjustment	(842)	-	(2,492)	-	(3,431)
Professional fees	7,572	20,750	16,527	34,750	99,580
Professional fees - related party	7,875	-	15,750	-	28,250
Debt forgiveness	(1,000)	-	(1,000)	-	(1,000)
Total expenses	13,627	20,772	29,323	37,597	129,421

Operating loss	(13,627)	(20,772)	(29,323)	(37,597)	(129,421)

Net loss	$(13,627)	$(20,772)	$(29,323)	$(37,597)	$(129,421)

Net loss per share - basic	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average number of Common
shares outstanding - basic	31,900,000	31,900,000	31,900,000	31,900,000

See Accompanying Notes to Financial Statements.

SOUNDSTORM DIGITAL, INC.

(A Development Stage Company)

Statements of Cash Flows

Unaudited

			Inception
	For the six months ended		(May 9, 2011)
	June 30,		Through
	2014	2013	June 30, 2014

Operating Activities
Net loss	$(29,323)	$(37,597)	$(129,421)
Non cash adjustment
Gain on forgiveness of debt	(1,000)	-	(1,000)
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	7,817	(9,250)	12,904
Increase in accounts payable - related party	13,799	-	25,707
Net cash used in operating activities	(8,707)	(46,847)	(91,810)

Financing Activities
Note payable	746	-	3,986
Repayments of note payable	-	-	(2,500)
Related party payable	1,917	-	9,531
Repayments of related party payable	-	(2,005)	(2,005)
Stock receivable	-	5,500	-
Issuances of common stock	-	4,500	99,500
Net cash provided by financing activities	2,663	7,995	108,512

Net increase (decrease) in cash	(6,044)	(38,852)	16,702
Cash - beginning	22,746	69,259	-
Cash - ending	$16,702	$30,407	$16,702

SUPPLEMENTAL INFORMATION:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-
Rescission of shares issued for cash classified as accounts payable	$-	$-	$1,000

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

Note 3 - Going concern

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company had an accumulated deficit during the development stage of $129,421 as of June 30, 2014. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

Cash and cash equivalents

The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits.  For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents.  There were no cash equivalents as of June 30, 2014 and December 31, 2013.

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

Loss per share

Net loss per share is provided in accordance with FASB ASC 260-10, “Earnings per Share”.  Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. The Company had no dilutive common stock equivalents, such as stock options or warrants as of June 30, 2014 and December 31, 2013.

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

Note 5 - Related party transactions

From inception to June 30, 2014, the founding shareholder of the Company loaned a total of $9,531 to the Company that was used for payment of expenses on behalf of the Company.  The loans are due on demand, have no terms of repayment, are unsecured and bear no interest.  Through June 30, 2014, the Company repaid $2,005 of the related party payable.  As of June 30, 2014 and December 31, 2013, the balance owed to the founding shareholder was $7,526 and $5,609, respectively.

On August 1, 2013, the Company entered into a services agreement with a shareholder, for a monthly fee of CAD$2,500 through December 31, 2013.  From January 1, 2014 through June 30, 2014, the monthly fee was raised to CAD$2,625.  The services agreement is on a month-to-month basis and is cancellable by either party with appropriate notice.  The Company recognized $15,750 and $0 as an expense during the six months ended June 30, 2014 and June 30, 2013.

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

As of June 30, 2014, there have been no other issuances of common stock.

SOUNDSTORM DIGITAL, INC.

(A Development Stage Company)

Notes to Financial Statements

(Unaudited)

Note 7 - Warrants and options

As of June 30, 2014 and December 31, 2013, there were no warrants or options outstanding to acquire any additional shares of common stock.

Note 8 - Subsequent Events

The Company’s Management has reviewed all material events through August 7, 2014 in accordance with ASC 855-10, and there are no material subsequent events to report.

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

Operating expenses

We incur various costs and expenses in the execution of our business.  All expenses, to date, have been classified as either professional fees, including accounting, legal and consulting fees, or general and administrative expenses, which primarily consist of bank service charges, filing fees and other miscellaneous office expenses.  We also provide for an adjustment for fluctuations in the foreign exchange rate because we receive various invoices and billings denominated in Canadian currency.

During the three months ended June 30, 2014, total operating expenses were $13,627, consisting of $22 in general and administrative expenses, $15,447 in professional fees, of which $7,875 is attributable to a related party, an adjustment for the foreign exchange rate amounting to $(842), as well as recognition for the forgiveness of debt in the amount of $(1,000).  In the comparable three month period ended June 30, 2013, total expenses were $20,772, which is attributable to $22 in general and administrative expenses and $20,750 in professional fees.  The forgiveness of debt is a unique event and is not expected to continue to materially impact our earnings/losses for the foreseeable future.

In the six month period ended June 30, 2014, total expenses were $29,323, of which general and administrative expenses were $538, total professional fees were $32,277, of which $15,570 was due to a related party, a foreign exchange rate adjustment of $(2,492) and the forgiveness of $(1,000) in debt.  During the comparable six months ended June 30, 2013, general and administrative expenses were $2,847 and professional fees were $34,750, leading to total aggregate expenses of $37,597.

In the period from our inception on May 9, 2011 to June 30, 2014, our total expenses were $129,421, consisting of $6,022 in general and administrative expenses, professional fees totaling $99,580, of which $28,250 is attributed to a related party, $(3,431) in foreign exchange rate adjustments and $(1,000) for the forgiveness of debt.

Net loss

In the quarters periods ended June 30, 2014 and 2013, we incurred net losses of $13,627 and $20,772, respectively.  During the six month periods ended June 30, 2014 and 2013, our net losses were $29,323 and $37,597, respectively.  Since our inception, we have an aggregate net loss totaling $129,421.

Liquidity and capital resources

As of June 30, 2014, we had $16,702 of cash on hand, which our management believes these funds are sufficient to establish a base of operations.  However, management does not believe these funds on hand will be sufficient to grow our business over the next 12 months and additional capital will be required.  Additionally, we do not have any means through which to generate revenues.  Thus, our management expects that we will experience net cash out-flows for the fiscal year 2014, given the developmental nature of our business. Our management believes we may need to raise additional capital by issuing capital stock in exchange for cash in order to continue as a going concern.  There are no formal or informal agreements to attain such financing.  We cannot assure you that any financing can be obtained or, if obtained, that it will be on reasonable terms.  As such, our principal accountants have expressed substantial doubt about our ability to continue as a going concern because we have limited operations and have not fully commenced planned principal operations.  If our business fails, our investors may face a complete loss of their investment.

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

SOUNDSTORM DIGITAL, INC.
(Registrant)

Signature	Title	Date

/s/ Geoffrey Lee	Chief Executive Officer	August 13, 2014
Geoffrey Lee

/s/ Geoffrey Lee	Chief Financial Officer	August 13, 2014
Geoffrey Lee

/s/ Geoffrey Lee	Chief Accounting Officer	August 13, 2014
Geoffrey Lee