Form 10-Q
period 2014-09-30
SOUNDSTORM DIGITAL, INC.
filed 2014-11-14
CIK 1572422

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2014

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes [X]   No [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $0.001 par value	31,900,000
(Class)	(Outstanding as at November 14, 2014)

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

SOUNDSTORM DIGITAL, INC.

Balance Sheets

Unaudited

	September 30,	December 31,
	2014	2013

Assets

Current assets:
Cash and cash equivalents	$13,680	$22,746
Total current assets	13,680	22,746

Total assets	$13,680	$22,746

Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable	$16,797	$6,087
Accounts payable - related party	32,940	11,908
Note payable	1,486	740
Related party payable	8,126	5,609
Total current liabilities	59,349	24,344

Total liabilities	59,349	24,344

Stockholders’ deficit:
Common stock, $0.0001 par value, 75,000,000 shares
authorized, 31,900,000 shares issued and outstanding
as of September 30, 2014 and December 31, 2013, respectively	3,190	3,190
Additional paid-in capital	95,310	95,310
Accumulated deficit	(144,169)	(100,098)
Total stockholders’ deficit	(45,669)	(1,598)

Total liabilities and stockholders’ deficit	$13,680	$22,746

See Accompanying Notes to Financial Statements.

SOUNDSTORM DIGITAL, INC.

Statements of Operations

Unaudited

	Three Months Ended		Nine Months Ended
	September 30		September 30,
	2014	2013	2014	2013

Revenues	$ -	$ -	$ -	$ -

Expenses:
General and administrative expenses	22	22	560	2,869
Foreign exchange rate adjustment	(899)	-	(3,391)	-
Professional fees	7,750	3,740	24,277	38,490
Professional fees - related party	7,875	-	23,625	-
Debt forgiveness	-	-	(1,000)	-
Total expenses	14,748	3,762	44,071	41,359

Operating loss	(14,748)	(3,762)	(44,071)	(41,359)

Net loss	$ (14,748)	$ (3,762)	$ (44,071)	$ (41,359)

Net loss per share - basic	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.01)

Weighted average number of Common
shares outstanding - basic	31,900,000	31,998,913	31,900,000	31,996,007

See Accompanying Notes to Financial Statements.

SOUNDSTORM DIGITAL, INC.

Statements of Cash Flows

Unaudited

	For the nine months ended
	September 30,
	2014	2013

Operating Activities
Net loss	$(44,071)	$(41,359)
Non cash adjustment
Gain on forgiveness of debt	(1,000)	-
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	11,710	(7,510)
Increase in accounts payable - related party	21,032	-
Net cash used in operating activities	(12,329)	(48,869)

Financing Activities
Note payable	746	-
Repayments of note payable	-	(2,005)
Related party payable	2,517	-
Issuances of common stock	-	9,000
Net cash provided by financing activities	3,263	6,995

Net decrease in cash	(9,066)	(41,874)
Cash - beginning	22,746	69,259
Cash - ending	$13,680	$27,385

SUPPLEMENTAL INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

See Accompanying Notes to Financial Statements.

SOUNDSTORM DIGITAL, INC.

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

The business of the Company is to operate a digital music portal on the internet.  The Company has limited operations.

Note 3 - Going concern

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company has an accumulated deficit of $144,169 as of September 30, 2014. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

Cash and cash equivalents

The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits.  For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents.  There were no cash equivalents as of September 30, 2014 and December 31, 2013.

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

Loss per share

Net loss per share is provided in accordance with FASB ASC 260-10, “Earnings per Share”.  Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. The Company had no dilutive common stock equivalents, such as stock options or warrants as of September 30, 2014 and December 31, 2013.

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

Note 5 - Related party transactions

Through September 30, 2014, the founding shareholder of the Company loaned a total of $10,131 to the Company that was used for payment of expenses on behalf of the Company.  The loans are due on demand, have no terms of repayment, are unsecured and bear no interest.  Through September 30, 2014, the Company repaid $2,005 of the related party payable.  As of September 30, 2014 and December 31, 2013, the balance owed to the founding shareholder was $8,126 and $5,609, respectively.

On August 1, 2013, the Company entered into a services agreement with a shareholder, for a monthly fee of CAD$2,500 through December 31, 2013.  From January 1, 2014 through September 30, 2014, the monthly fee was raised to CAD$2,625.  The services agreement is on a month-to-month basis and is cancellable by either party with appropriate notice.  The Company recognized $23,625 and $0 as an expense during the nine months ended September 30, 2014 and the year ended December 31, 2013.

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

Note 6 - Stockholders’ equity

The Company is authorized to issue up to 75,000,000 shares of its $0.0001 par value common stock. There were 31,900,000 common shares issued and outstanding at September 30, 2014.

As of September 30, 2014, there have been no other issuances of common stock.

Note 7 - Warrants and options

As of September 30, 2014 and December 31, 2013, there were no warrants or options outstanding to acquire any additional shares of common stock.

Note 8 - Subsequent Events

The Company’s Management has reviewed all material events through October 29, 2014 in accordance with ASC 855-10, and there are no material subsequent events to report.

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

During the three months ended September 30, 2014, total operating expenses were $14,748, consisting of $22 in general and administrative expenses, $15,625 in professional fees, of which $7,875 is attributable to a related party and an adjustment for the foreign exchange rate amounting to $(899).  In the comparable three month period ended September 30, 2013, total expenses were $3,762, which is attributable to $22 in general and administrative expenses and $3,740 in professional fees.

In the nine month period ended September 30, 2014, total expenses were $44,071, of which general and administrative expenses were $560, total professional fees were $47,902, of which $23,625 was due to a related party, a foreign exchange rate adjustment of $(3,391) and the forgiveness of $(1,000) in debt.  The forgiveness of debt is a unique event and is not expected to continue to materially impact our earnings/losses for the foreseeable future.  During the comparable nine months ended September 30, 2013, general and administrative expenses were $2,869 and professional fees were $38,490, leading to total aggregate expenses of $41,359.

Net loss

In the quarterly periods ended September 30, 2014 and 2013, we incurred net losses of $14,748 and $3,762, respectively.  During the nine month periods ended September 30, 2014 and 2013, our net losses were $44,071 and $41,359, respectively.

Liquidity and capital resources

As of September 30, 2014, we had $13,680 of cash on hand, which our management believes these funds are not sufficient to establish a base of operations.  Management does not believe these funds on hand will be sufficient to grow our business over the next 12 months and additional capital will be required.  Additionally, we do not have any means through which to generate revenues.  Thus, our management expects that we will experience net cash out-flows for the fiscal year 2014, given the developmental nature of our business. Our management believes we may need to raise additional capital by issuing capital stock in exchange for cash in order to continue as a going concern.  There are no formal or informal agreements to attain such financing.  We cannot assure you that any financing can be obtained or, if obtained, that it will be on reasonable terms.  As such, our principal accountants have expressed substantial doubt about our ability to continue as a going concern because we have limited operations and have not fully commenced planned principal operations.  If our business fails, our investors may face a complete loss of their investment.

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

None.

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

SOUNDSTORM DIGITAL, INC.
(Registrant)

Signature	Title	Date

/s/ Geoffrey Lee	Chief Executive Officer	November 14, 2014
Geoffrey Lee

/s/ Geoffrey Lee	Chief Financial Officer	November 14, 2014
Geoffrey Lee

/s/ Geoffrey Lee	Chief Accounting Officer	November 14, 2014
Geoffrey Lee