Form 10-K
period 2014-12-31
SOUNDSTORM DIGITAL, INC.
filed 2015-04-15
CIK 1572422

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [X]   No [   ]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the most recent price at which the common equity was sold: $692,500 as of June 30, 2014.

The number of shares outstanding of each of the issuer's classes of common equity, as of April 14, 2015 was 31,900,000.

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

For the year ended December 31, 2014

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

During the years ended December 31, 2014 and 2013, we incurred net losses of $54,975 and $62,443, respectively.  Since our inception on May 9, 2011 to December 31, 2014, we have accumulated losses of $155,073.  As of December 31, 2014, we had $59,705 in total liabilities and cash on hand in the amount of $3,132.  We have yet to commence our planned operations.  As of the date of this annual report, we have had only limited start-up operations and generated no revenues.  Taking these facts into account, our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern in the independent registered public accounting firm’s report to the financial statements included in the annual report.  If our business fails, the investors may face a complete loss of their investment.  For a detailed “Management’s Discussion and Analysis” and “Plan of Operations,” please refer to 34.

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

A total of 24,975,000 shares of our common stock, are “restricted securities” as defined under Rule 144 promulgated under the Securities Act and may only be sold pursuant to an effective registration statement or an exemption from registration, if available.  Rule 144, as amended, is an exemption that generally provides that a person who has satisfied a six month holding period for such restricted securities may sell, within any three month period (provided we are current in our reporting obligations under the Exchange Act) subject to certain manner of resale provisions, an amount of restricted securities which does not exceed the greater of 1% of a company’s outstanding common stock or the average weekly trading volume in such securities during the four calendar weeks prior to such sale.  We are currently considered a “shell company” within the meaning of Rule 12b-2 pursuant to the Securities Exchange Act of 1934 and Rule 405 pursuant to the Securities Act of 1933, which limits the ability of holders of our common stock to sell their shares.  As a result of our classification as a shell company, our investors are not allowed to rely on the “safe harbor” provisions of Rule 144, promulgated pursuant to the Securities Act of 1933, so as not to be considered underwriters in connection with the sale of our securities until one year from the date that we cease to be a shell company.  Sales of shares by our shareholders, whether pursuant to Rule 144 or otherwise, may have an immediate negative effect upon the price of our common stock in any market that might develop.

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

As of the date of this prospectus, we have 31,900,000 shares of common stock issued and outstanding.  Of these shares, 6,925,000 will be freely tradable without restriction or further registration under the Securities Act, unless such shares are purchased by individuals who become “affiliates,” as that term is defined in Rule 144 under the Securities Act, which provide them, directly or indirectly, with control or the capacity to control us. The remaining 24,975,000 shares of common stock held by our existing stockholders are “restricted securities” as that term is defined in Rule 144 under the Securities Act. The shares making up the 24,975,000 are currently held by Geoffrey Lee, an officer and director. As of the date of this annual report, all restricted shares are held by Mr. Lee. Restricted shares may be sold in the public market only if registered or if they qualify for an exemption from registration under Rule 144. As a result of the provisions of Rules 144, additional shares will be available for sale in the public market as follows:

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

Holders

As of the date of this prospectus, Soundstorm Digital, Inc. has 31,900,000 shares of $0.0001 par value common stock issued and outstanding held by 34 shareholders of record.  Our Transfer Agent is  Empire Stock Transfer, Inc., 1859 Whitney Mesa Drive, Henderson, Nevada 89014, Phone: (702) 818-5898.

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

Results of Operation for the years ended December 31, 2014 and 2013

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

During the year ended December 31, 2014, total operating expenses consisted primarily of $582 in general and administrative expenses and $59,902 in professional fees, of which $28,875 is attributed to consulting services provided by a related party.  We recognized a reduction in total expenses related to a foreign exchange rate adjustment of $(4,509), as well as the forgiveness of $(1,000) in debt.  The forgiveness of debt is a unique event and is not expected to continue to materially impact our earnings/losses for the foreseeable future.

In the year ended December 31, 2013, total expenses were $62,443, of which general and administrative expenses were $2,839, total professional fees were $59,604.

Net loss

In the years ended December 31, 2014 and 2013, we incurred net losses of $54,975 and $62,443, respectively.

Liquidity and capital resources

As of December 31, 2014, we had $3,132 of cash on hand, which our management believes these funds are not sufficient to establish a base of operations and additional capital will be required to pursue future operations.  Additionally, we do not have any means through which to generate revenues.  Thus, our management expects that we will experience net cash out-flows for the fiscal year 2015, given the developmental nature of our business. Our management believes we may need to raise additional capital by issuing capital stock in exchange for cash in order to continue as a going concern. We cannot assure you that any financing can be obtained or, if obtained, that it will be on reasonable terms.  As such, our principal accountants have expressed substantial doubt about our ability to continue as a going concern because we have limited operations and have not fully commenced planned principal operations.  If our business fails, our investors may face a complete loss of their investment.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following documents (pages F-1 to F-12) form part of the report on the Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Soundstorm Digital, Inc.

We have audited the accompanying balance sheets of Soundstorm Digital, Inc. (“The Company”) as of December 31, 2014 and 2013 and the related statements of operations, stockholder’s equity (deficit), and cash flow for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Soundstorm Digital, Inc. as of December 31, 2014 and 2013 and the results of its operations, and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations, which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ De Joya Griffith, LLC

Henderson, Nevada

April 15, 2015

Soundstorm Digital, Inc.

Balance Sheets

Audited

	December 31,
	2014	2013
Assets

Current assets:
Cash and cash equivalents	$3,132	$22,746
Total current assets	3,132	22,746

Total assets	$3,132	$22,746

Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable	$20,054	$6,087
Accounts payable - related party	37,565	11,908
Note payable	1,486	740
Related party payable	600	5,609
Total current liabilities	59,705	24,344

Total liabilities	59,705	24,344

Stockholders’ deficit
Common stock, $0.0001 par value, 75,000,000 shares
authorized, 31,900,000 and 31,900,000 shares issued
and outstanding as of 12/31/14 and 12/31/13, respectively	3,190	3,190
Additional paid-in capital	95,310	95,310
Accumulated deficit	(155,073)	(100,098)
Total stockholders’ deficit	(56,573)	(1,598)

Total liabilities and stockholders’ deficit	$3,132	$22,746

The accompanying notes are an integral part of these financial statements.

Soundstorm Digital, Inc.

Statements of Operations

Audited

	For the years ended
	December 31,
	2014	2013

Revenue	$-	$-

Expenses:
General and administrative expenses	582	2,839
Foreign exchange rate adjustment	(4,509)	-
Professional fees	31,027	59,604
Professional fees - related party	28,875	-
Debt forgiveness	(1,000)	-
Total expenses	54,975	62,443

Net loss	$(54,975)	$(62,443)

Net loss per share - basic	$(0.00)	$(0.00)

Weighted average number of
common shares outstanding - basic	31,900,000	31,971,808

The accompanying notes are an integral part of these financial statements.

Soundstorm Digital, Inc.

Statement of Stockholders’ Equity (Deficit)

Audited

						Total
			Additional			Stockholders’
	Common Stock		Paid-in	Stock	Accumulated	Equity
	Shares	Amount	Capital	Receivable	Deficit	(Deficit)

Balance, December 31, 2012	31,955,000	$3,195	$91,805	$(5,500)	$(37,655)	$51,845

January 2013
Receipt of stock receivable	-	-	-	5,500	-	5,500

January 2013
Issuance of common stock for
cash at $0.10 per share	45,000	5	4,495	-	-	4,500

September 2013
Rescission of common stock	(100,000)	(10)	(990)	-	-	(1,000)

Net loss	-	-	-	-	(62,443)	(62,443)

Balance, December 31, 2013	31,900,000	$3,190	$95,310	$-	$(100,098)	$(1,598)

Net loss	-	-	-	-	(54,975)	(54,975)

Balance, December 31, 2014	31,900,000	$3,190	$95,310	$-	$(155,073)	$(56,573)

The accompanying notes are an integral part of these financial statements.

Soundstorm Digital, Inc.

Statements of Cash Flows

Audited

	For the years ended
	December 31,
	2014	2013

Operating activities
Net loss	$(54,975)	$(62,443)
Adjustments to reconcile net loss to
net cash used by operating activities:
Gain on forgiveness of debt	(1,000)	-
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	14,967	(7,122)
Increase in accounts payable - related party	25,657	11,908
Net cash used in operating activities	(15,351)	(57,657)

Financing activities
Note payable	746	3,240
Repayments of note payable	-	(2,500)
Related party payable	2,517	2,409
Repayments of related party payable	(7,526)	(2,005)
Issuances of common stock	-	4,500
Receipt of stock receivable	-	5,500
Net cash provided by (used in) financing activities	(4,263)	11,144

Net decrease in cash	(19,614)	(46,513)
Cash - beginning	22,746	69,259
Cash - end	$3,132	$22,746

Supplemental disclosures:
Non-cash activities:
Interest paid	$-	$-
Income taxes paid	$-	$-
Rescission of shares issued for cash classified as accounts payable	$-	$1,000

The accompanying notes are an integral part of these financial statements.

Soundstorm Digital, Inc.

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

Note 2 - Going concern

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company has an accumulated deficit of $155,073 as of December 31, 2014. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

Note 3 - Accounting policies and procedures

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

Cash and cash equivalents

The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits.  For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents.  There were no cash equivalents as of December 31, 2014 and December 31, 2013.

Soundstorm Digital, Inc.

Notes to Financial Statements

(Audited)

Note 3 - Accounting policies and procedures (continued)

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

Loss per share

Net loss per share is provided in accordance with FASB ASC 260-10, “Earnings per Share”.  Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. The Company had no dilutive common stock equivalents, such as stock options or warrants as of December 31, 2014 and December 31, 2013.

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

Soundstorm Digital, Inc.

Notes to Financial Statements

(Audited)

Note 3 - Accounting policies and procedures (continued)

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

The Company applies a more-likely-than-not recognition threshold for all tax uncertainties. ASC Topic 740 only allows the recognition of those tax benefits that have a greater than fifty percent likelihood of being sustained upon examination by the taxing authorities. As of December 31, 2014 and 2013, the Company reviewed its tax positions and determined there were no outstanding, or retroactive tax positions with less than a 50% likelihood of being sustained upon examination by the taxing authorities, therefore this standard has not had a material effect on the Company.

The Company does not anticipate any significant changes to its total unrecognized tax benefits within the next 12 months.

The Company classifies tax-related penalties and net interest as income tax expense. As of December 31, 2014 and 2013, no income tax expense has been incurred.

Recent pronouncements

The Company evaluated all recent accounting pronouncements issued and determined that the adoption of these pronouncements would not have a material effect on the financial position, results of operations or cash flows of the Company.

Note 4 - Income taxes

For the years ended December 31, 2014 and 2013, the Company incurred net operating losses and, accordingly, no provision for income taxes has been recorded.  In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets.  At December 31, 2014 and 2013, the Company had approximately $155,073 and $100,098 of federal and state net operating losses, respectively.  The net operating loss carry forwards, if not utilized, will begin to expire in 2031. The provision for income taxes consisted of the following components for the year ended December 31:

Soundstorm Digital, Inc.

Notes to Financial Statements

(Audited)

Note 4 - Income taxes (continued)

The components of the Company’s deferred tax asset are as follows:

	December 31,
	2014	2013
Deferred tax assets:
Net operating loss carry forwards	$52,725	$34,033
Valuation allowance	(52,725)	(34,033)
Total deferred tax assets	$-	$-

The valuation allowance for deferred tax assets as of December 31, 2014 and 2013, was $52,725 and $34,033, respectively.  In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible.  Management considers the scheduled reversals of future deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  As a result, management determined it was more likely than not the deferred tax assets would not be realized as of December 31, 2014 and 2013, and recorded a full valuation allowance.

Reconciliation between the statutory rate and the effective tax rate is as follows at December 31:

2014 & 2013

Federal statutory tax rate	(34.0)%
Permanent difference and other	34.0%

Note 5 - Notes payable

During the years ended December 31, 2014 and 2013, a third party loaned a total of $746 and $3,240, respectively, to the Company that was used for payment of expenses on behalf of the Company. The loans are due on demand, have no terms of repayment, are unsecured and bear no interest.  During the year ended December 31, 2013, the Company repaid $2,500 of the note payable.  As of December 31, 2014 and 2013, the balance owed was $1,486 and $740, respectively.

Soundstorm Digital, Inc.

Notes to Financial Statements

(Audited)

Note 6 - Related party transactions

From inception through December 31, 2014, the founding shareholder of the Company loaned a total of $10,131 to the Company that was used for payment of expenses on behalf of the Company.  The loans are due on demand, have no terms of repayment, are unsecured and bear no interest.  Through December 31, 2014, the Company repaid $9,531 of the related party payable.  As of December 31, 2014 and December 31, 2013, the balance owed to the founding shareholder was $600 and $5,609, respectively.

On August 1, 2013, the Company entered into a services agreement with a shareholder, for a monthly fee of CAD$2,500 through December 31, 2013.  From January 1, 2014 through December 31, 2014, the monthly fee was raised to CAD$2,625.  The services agreement is on a month-to-month basis and is cancellable by either party with appropriate notice. The Company recognized $28,875 and $0 as an expense during the years ended December 31, 2014 and the year ended December 31, 2013.  The total balanced owed to this related party was $37,565 and $11,908 as of December 31, 2014 and 2013, respectively.

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

Note 7 - Stockholders’ equity

The Company is authorized to issue up to 75,000,000 shares of its $0.0001 par value common stock. The Company had 31,900,000 and 31,900,000 shares of common stock issued and outstanding as of December 31, 2014 and 2013, respectively.

As of December 31, 2014, there have been no other issuances of common stock.

Note 8 - Warrants and options

As of December 31, 2014 and December 31, 2013, there were no warrants or options outstanding to acquire any additional shares of common stock.

Note 9 - Subsequent Events

The Company’s Management has reviewed all material events through April 15, 2015 in accordance with ASC 855-10, and there are no material subsequent events to report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

None.

ITEM 9A(T). CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in the reports filed under the Securities Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms.  Disclosure controls are also designed with the objective of ensuring that this information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.  We evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. As a result of this evaluation, management concluded that our disclosure controls and procedures were not effective for the period ended December 31, 2014, due to the following:

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

As of December 31, 2014, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, management concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below:

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal year ended December 31, 2014, that have materially affected, or reasonably likely to materially affect, our internal control over financial reporting.

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

The names and ages of our directors and executive officers and their positions are as follows:

Name	Age	Position	Period of Service

Geoffrey Lee	52	President, Secretary, Treasurer and Director	2011-2015

James Drummond	48	Director	2013-2015

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth, for the last completed fiscal years ended December 31, 2014 and 2013 the cash compensation paid by the Company, as well as certain other compensation paid with respect to those years to our officers:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen- sation ($)	Non- qualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)

Geoffrey Lee	2014	-	-	-	-	-	-	-	-
President and CEO	2013	-	-	-	-	-	-	-	-

James Drummond	2014	-	-	-	-	-	-	-	-
Director	2013	-	-	-	-	-	-	-	-

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners and Management

The following table shows the beneficial ownership of the Company’s common stock as of April 14, 2015 by (i) each person whom the Company knows beneficially owns more than 5% of the outstanding shares of the Company’s common stock; (ii) each of the Company’s officers and directors; and (iii) all the officers and directors as a group.  Unless otherwise indicated, each owner has sole voting and investment powers over his shares of common stock.

Title Of Class	Name, Title and Address of Beneficial Owner of Shares	Amount of Beneficial Ownership	Percent of Class

Common	Geoffrey Lee, President and CEO	24,975,000	78%

Common	James Drummond, Director	-	0.00%

	All Directors and Officers as a group (2 persons)	24,975,000	78%

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

Geoffrey Lee subsequently purchased 975,000 shares of common stock from Connie Chen in a private transaction, not involving the issuer.

On August 1, 2013, we entered into a services agreement with a shareholder, for a monthly fee of CAD $2,500.  The services agreement is on a month-to-month basis and is cancellable by either party with appropriate notice.  We recognized $28,875 and $Nil as professional fees during the years ended December 31, 2014 and 2013, respectively.

Additionally, we use office space and services provided without charge by our officers and directors.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth fees billed to us by our independent auditors for the years ended 2014 and 2013 for (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of our financial statements that are not reported as Audit Fees, and (iii) services rendered in connection with tax preparation, compliance, advice and assistance.

SERVICES	2013	2013
Audit fees	$14,000	$11,000
Audit-related fees	12,600	-
Tax fees	-	-
All other fees	-	-

Total fees	$26,600	$11,000

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
(Registrant)

By: /s/ Geoffrey Lee
Geoffrey Lee, Chief Executive Officer

In accordance with the requirements of the Securities Act of 1933, this Annual Report was signed by the following persons in the capacities and on the dates stated:

Signature	Title	Date

/s/ Geoffrey Lee	Chief Executive Officer	April 15, 2015
Geoffrey Lee

/s/ Geoffrey Lee	Chief Financial Officer	April 15, 2015
Geoffrey Lee

/s/ Geoffrey Lee	Chief Accounting Officer	April 15, 2015
Geoffrey Lee