Form 10-Q
period 2015-03-31
SOUNDSTORM DIGITAL, INC.
filed 2015-05-15
CIK 1572422

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2015

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

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [  ]  No [X]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [X]  No [  ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $0.0001 par value	31,900,000
(Class)	(Outstanding as at May 14, 2015)

SOUNDSTORM DIGITAL, INC.

Quarterly Report

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission ("Commission").  While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto, which are included in the Company's annual report on Form 10-K, most recently filed with the Commission on April 15, 2015.

SOUNDSTORM DIGITAL, INC.

Balance Sheets

(Unaudited)

	March 31,	December 31,
	2015	2014

Assets

Current assets:
Cash and cash equivalents	$-	$3,132
Total current assets	-	3,132

Total assets	$-	$3,132

Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable	$18,506	$20,054
Accounts payable - related party	37,565	37,565
Note payable	1,486	1,486
Related party payable	2,675	600
Total current liabilities	60,232	59,705

Total liabilities	60,232	59,705

Stockholders’ deficit:
Common stock, $0.001 par value, 75,000,000 shares
authorized, 31,900,000 shares issued and outstanding
as of March 31, 2015 and December 31, 2014, respectively	3,190	3,190
Additional paid-in capital	95,310	95,310
Accumulated deficit	(158,732)	(155,073)
Total stockholders’ deficit	(60,232)	(56,573)

Total liabilities and stockholders’ deficit	$-	$3,132

See Accompanying Notes to Financial Statements.

SOUNDSTORM DIGITAL, INC.

Statements of Operations

(Unaudited)

	For the three months ended
	March 31,
	2015	2014

Revenues	$-	$-

Expenses:
General and administrative expenses	-	517
Foreign exchange rate adjustment	(590)	(1,650)
Professional fees	4,249	8,955
Professional fees - related party	-	7,875
Total expenses	3,659	15,697

Net loss	$(3,659)	$(15,697)

Net loss per share - basic	$(0.00)	$(0.00)

Weighted average number of Common
shares outstanding - basic	31,900,000	31,900,000

See Accompanying Notes to Financial Statements.

SOUNDSTORM DIGITAL, INC.

Statements of Cash Flows

(Unaudited)

	For the three months ended
	March 31,
	2015	2014

Operating Activities
Net loss	$(3,659)	$(15,697)
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	(1,548)	3,909
Increase in accounts payable - related party	-	6,525
Net cash used in operating activities	(5,207)	(5,263)

Financing Activities
Note payable	-	746
Related party payable	2,075	495
Net cash provided by financing activities	2,075	1,241

Net decrease in cash	(3,132)	(4,022)
Cash - beginning	3,132	22,746
Cash - ending	$-	$18,724

SUPPLEMENTAL INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein.  It is suggested that these interim financial statements be read in conjunction with the audited financial statements of the Company for the period ended December 31, 2014 and notes thereto included in the Company's annual report on Form 10-K.  The Company follows the same accounting policies in the preparation of interim reports.

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

Note 3 - Going concern

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company has an accumulated deficit of $158,732 as of March 31, 2015. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

Cash and cash equivalents

The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits.  For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents.  There were no cash equivalents as of March 31, 2015 and December 31, 2014.

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

Loss per share

Net loss per share is provided in accordance with FASB ASC 260-10, “Earnings per Share”.  Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. The Company had no dilutive common stock equivalents, such as stock options or warrants as of March 31, 2015 and December 31, 2014.

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

SOUNDSTORM DIGITAL, INC.

Notes to Financial Statements

(Unaudited)

Note 5 - Related party transactions

Through March 31, 2015, the founding shareholder of the Company loaned a total of $12,205 to the Company that was used for payment of expenses on behalf of the Company.  The loans are due on demand, have no terms of repayment, are unsecured and bear no interest.  Through March 31, 2015, the Company repaid $9,530 of the related party payable.  As of March 31, 2015 and December 31, 2014, the balance owed to the founding shareholder was $2,675 and $600, respectively.

On August 1, 2013, the Company entered into a services agreement with a shareholder, for a monthly fee of CAD$2,500 through December 31, 2013.  From January 1, 2014 through December 31, 2014, the monthly fee was raised to CAD$2,625.  The services agreement was terminated, effective November 30, 2014.  The Company recognized $0 and $7,875 as an expense during the three months ended March 31, 2015 and 2014, respectively.  The total balanced owed to this related party was $37,565 as of March 31, 2015 and December 31, 2014, respectively.

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

There were 31,900,000 common shares issued and outstanding at March 31, 2015.

As of March 31, 2015, there have been no other issuances of common stock.

Note 7 - Warrants and options

As of March 31, 2015 and December 31, 2014, there were no warrants or options outstanding to acquire any additional shares of common stock.

Note 8 - Subsequent Events

The Company’s Management has reviewed all material events through May 6, 2015 in accordance with ASC 855-10, and there are no material subsequent events to report.

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

During the three months ended March 31, 2015, total operating expenses consisted primarily of $4,249 in professional fees and recognized a reduction in total expenses related to a foreign exchange rate adjustment of $(590).

During the three months ended March 31, 2014, total operating expenses consisted primarily of $517 in general and administrative expenses and $16,830 in professional fees, of which $7,875 is attributed to consulting services provided by a related party.  We recognized a reduction in total expenses related to a foreign exchange rate adjustment of $(1,650).

Net loss

In the three months periods ended March 31, 2015 and 2014, we incurred net losses of $3,659 and $15,697, respectively.

Liquidity and capital resources

As of March 31, 2015, we had no cash on hand.  Additionally, we do not have any means through which to generate revenues.  Our management believes we require immediate capital and plan to issue capital stock or debt securities in exchange for cash in order to continue as a going concern.  We cannot assure you that any financing can be obtained or, if obtained, that it will be on reasonable terms.  As such, our principal accountants have expressed substantial doubt about our ability to continue as a going concern because we have limited operations and have not fully commenced planned principal operations.  If our business fails, our investors may face a complete loss of their investment.

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

Lack of Functioning Audit Committee:  We do not have an Audit Committee; our board of directors currently acts as our Audit Committee.  Neither of our current directors is considered a “Financial Expert,” within the meaning of Section 407 of the Sarbanes-Oxley Act.

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

Item 1A. Risk Factors

Our significant business risks are described in our annual report on Form 10-K filed on April 15, 2015, to which reference is made herein.

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

SOUNDSTORM DIGITAL, INC.
(Registrant)

Signature	Title	Date

/s/ Geoffrey Lee	Chief Executive Officer	May 14, 2015
Geoffrey Lee

/s/ Geoffrey Lee	Chief Financial Officer	May 14, 2015
Geoffrey Lee

/s/ Geoffrey Lee	Chief Accounting Officer	May 14, 2015
Geoffrey Lee