Form 10-Q
period 2015-06-30
SOUNDSTORM DIGITAL, INC.
filed 2015-08-19
CIK 1572422

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2015

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes [X]   No [  ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $0.0001 par value	31,900,000
(Class)	(Outstanding as at August 14, 2015)

SOUNDSTORM DIGITAL, INC.

Quarterly Report

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission ("Commission").  While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto, which are included in the Company's annual report on Form 10-K, most recently filed with the Commission on April 15, 2015.

SOUNDSTORM DIGITAL, INC.

Condensed Balance Sheets

(Unaudited)

	June 30,	December 31,
	2015	2014

Assets

Current assets:
Cash and cash equivalents	$-	$3,132
Total current assets	-	3,132

Total assets	$-	$3,132

Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable	$11,556	$20,054
Accounts payable - related party	37,565	37,565
Note payable	1,486	1,486
Related party payable	2,675	600
Total current liabilities	53,282	59,705

Total liabilities	53,282	59,705

Stockholders’ deficit:
Common stock, $0.0001 par value, 75,000,000 shares
authorized, 31,900,000 shares issued and outstanding
as of June 30, 2015 and December 31, 2014, respectively	3,190	3,190
Additional paid-in capital	95,310	95,310
Accumulated deficit	(151,782)	(155,073)
Total stockholders’ deficit	(53,282)	(56,573)

Total liabilities and stockholders’ deficit	$-	$3,132

See Accompanying Notes to Condensed Unaudited Financial Statements.

SOUNDSTORM DIGITAL, INC.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30,
	2015	2014	2015	2014

Revenues	$-	$-	$-	$-

Expenses:
General and administrative expenses	475	22	475	538
Foreign exchange rate adjustment	-	(842)	(590)	(2,492)
Professional fees	7,055	7,572	11,305	16,527
Professional fees - related party	-	7,875	-	15,750
Debt forgiveness	(14,480)	(1,000)	(14,480)	(1,000)
Total expenses	(6,950)	13,627	(3,290)	29,323

Net income (loss)	$6,950	$(13,627)	$3,290	$(29,323)

Net income (loss) per share - basic and diluted	$0.00	$(0.00)	$0.00	$(0.00)

Weighted average number of Common shares outstanding - basic and diluted	31,900,000	31,900,000	31,900,000	31,900,000

See Accompanying Notes to Condensed Unaudited Financial Statements.

SOUNDSTORM DIGITAL, INC.

Condensed Statements of Cash Flows

(Unaudited)

	For the six months ended
	June 30,
	2015	2014

Operating Activities
Net profit (loss)	$(11,190)	$(29,323)
Non cash adjustment	-	(1,000)
Items not involving cash:
Debt forgiveness	(14,480)	-
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	5,983	7,817
Increase in accounts payable - related party	-	13,799
Net cash used in operating activities	(5,207)	(8,707)

Financing Activities
Note payable	-	746
Related party payable	2,075	1,917
Net cash provided by financing activities	2,075	2,663

Net decrease in cash	(3,132)	(6,044)
Cash - beginning	3,132	22,746
Cash - ending	$-	$16,702

SUPPLEMENTAL INFORMATION:
Debt forgiveness	$14,480	$-
Income taxes paid	$-	$-

See Accompanying Notes to Condensed Unaudited Financial Statements.

SOUNDSTORM DIGITAL, INC.

Notes to Condensed Financial Statements

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

Note 3 - Going concern

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company has an accumulated deficit of $151,782 as of June 30, 2015. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

Notes to Condensed Financial Statements

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

Cash and cash equivalents

The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits.  For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents.  There were no cash equivalents as of June 30, 2015 and December 31, 2014.

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

Loss per share

Net loss per share is provided in accordance with FASB ASC 260-10, “Earnings per Share”.  Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. The Company had no dilutive common stock equivalents, such as stock options or warrants as of June 30, 2015 and December 31, 2014.

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

Notes to Condensed Financial Statements

 (Unaudited)

Note 4 - Accounting policies and procedures (continued)

Recent pronouncements

The Company evaluated all recent accounting pronouncements issued and determined that the adoption of these pronouncements would not have a material effect on the financial position, results of operations or cash flows of the Company.

Note 5 - Related party transactions

From inception through June 30, 2015, the founding shareholder of the Company loaned a total of $12,205 to the Company that was used for payment of expenses on behalf of the Company.  The loans are due on demand, have no terms of repayment, are unsecured and bear no interest.  From inception through June 30, 2015, the Company repaid $9,530 of the related party payable.  As of June 30, 2015 and December 31, 2014, the balance owed to the founding shareholder was $2,675 and $600, respectively.

On August 1, 2013, the Company entered into a services agreement with a shareholder, for a monthly fee of CAD$2,500 through December 31, 2013.  From January 1, 2014 through December 31, 2014, the monthly fee was raised to CAD$2,625.  The services agreement was terminated, effective November 30, 2014.  The Company recognized $0 and $15,447 as an expense during the six months ended June 30, 2015 and 2014, respectively.  The total balanced owed to this related party was $37,565 as of June 30, 2015 and December 31, 2014, respectively.

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

Note 6 - Notes Payable

From inception through June 30, 2015, a third-party individual loaned a total of $3,986 to the Company that was used for payment of expenses on behalf of the Company.  The loans are due on demand, have no terms of repayment, are unsecured and bear no interest.  From inception through June 30, 2015, the Company repaid $2,500 of the amounts payable.  As of June 30, 2015 and December 31, 2014, the balance owed was $1,486 and $1,486, respectively.

Note 7 - Notes Payable Related-Party

From inception through June 30, 2015, the founding shareholder of the Company loaned a total of $12,205 to the Company that was used for payment of expenses on behalf of the Company.  The loans are due on demand, have no terms of repayment, are unsecured and bear no interest.  From inception through June 30, 2015, the Company repaid $9,530 of the related party payable.  As of June 30, 2015 and December 31, 2014, the balance owed to the founding shareholder was $2,675 and $600, respectively.

Note 8 - Stockholders’ equity

The Company is authorized to issue up to 75,000,000 shares of its $0.0001 par value common stock.

There were 31,900,000 common shares issued and outstanding at June 30, 2015.

As of June 30, 2015, there have been no other issuances of common stock.

SOUNDSTORM DIGITAL, INC.

Notes to Condensed Financial Statements

 (Unaudited)

Note 9 - Warrants and options

As of June 30, 2015 and December 31, 2014, there were no warrants or options outstanding to acquire any additional shares of common stock.

Note 10 - Subsequent Events

The Company’s Management has reviewed all material events through August 14, 2015 in accordance with ASC 855-10, and there are no material subsequent events to report.

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

During the three months ended June 30, 2015, total operating expenses consisted primarily of $7,055 in professional fees and general and administrative expenses in the amount of $475.  During the three month period end June 30, 2015, a third party paid for various expenses on behalf of the Company, totaling $14,480.  The amounts are not expected to be repaid and have been classified as forgiveness of debt.

During the three months ended June 30, 2014, total operating expenses consisted primarily of $22 in general and administrative expenses and $15,447 in professional fees, of which $7,875 was due to a related party.  We also recognized a reduction in total expenses related to a foreign exchange rate adjustment of $(842) and debt forgiveness in the amount of $(1,000).

In the six month period ended June 30, 2015, expenses consisted of general and administrative expenses of $475, total professional fees of $11,305, a foreign exchange rate adjustment of $(590) and the forgiveness of $(14,480) in debt.  During the comparable six months ended June 30, 2014, total expenses were $29,323, of which general and administrative expenses were $538, total professional fees were $32,277, of which $15,570 was due to a related party, a foreign exchange rate adjustment of $(2,492) and the forgiveness of $(1,000) in debt.

Net loss

In the three months period ended June 30, 2015, we realized net income of $6,950, attributable primarily to the forgiveness of debt during the period.  In the comparable period ended June 30, 2014, we incurred a net loss of $13,627.

During the six month period ended June 30, 2015, we had net income of $3,290, due primarily to the forgiveness of debt.  In the six months ended June 30, 2014 we experienced a net loss of $29,323.

Liquidity and capital resources

As of June 30, 2015, we had no cash on hand.  Additionally, we do not have any means through which to generate revenues.  Our management believes we require immediate capital and plan to issue capital stock or debt securities in exchange for cash in order to continue as a going concern.  We cannot assure you that any financing can be obtained or, if obtained, that it will be on reasonable terms.  As such, our principal accountants have expressed substantial doubt about our ability to continue as a going concern because we have limited operations and have not fully commenced planned principal operations.  If our business fails, our investors may face a complete loss of their investment.

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

SOUNDSTORM DIGITAL, INC.
(Registrant)

Signature	Title	Date

/s/ Geoffrey Lee	Chief Executive Officer	August 18, 2015
Geoffrey Lee

/s/ Geoffrey Lee	Chief Financial Officer	August 18, 2015
Geoffrey Lee

/s/ Geoffrey Lee	Chief Accounting Officer	August 18, 2015
Geoffrey Lee